Form 10QSB
period 2001-06-30
GRAND ENTERPRISES INC/DE
filed 2001-10-11
CIK 1115584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

   ____________________________________TO ___________________________________

                        COMMISSION FILE NUMBER 000-30731


                             GRAND ENTERPRISES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                13-4118624
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


               119 WEST 23RD STREET, SUITE 507, NEW YORK, NY 10004 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (646) 486-3900

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


      At June 30, 2001 there were issued and outstanding 22,500,000 shares of Common Stock.


      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

'                             GRAND ENTERPRISES, INC.
                          (A Development Stage Company)


                                                                                PAGE
                                                                                ----
Part I - Financial Information

Item 1.  Financial Statements

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED  BALANCE SHEET
  JUNE 30, 2001 (UNAUDITED)                                                       2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD
  FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
  (UNAUDITED)                                                                     3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
  (UNAUDITED)                                                                     4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 6, 2000
  (DATE OF INCEPTION) TO JUNE 30, 2001 (UNAUDITED)                                5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                6/8

Item 2.  Management's Discussion and Analysis or Plan of Operation             9-11

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                        12

         Signatures                                                              13

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2001
                                 (Unaudited)


                     ASSETS

Current assets:
     Cash                                                                $     1,985
     Inventory                                                               958,795
     Advances to stockholders                                                145,024
     Prepaid expenses and other current assets                                16,245
                                                                         -----------

          Total                                                          $ 1,122,049
                                                                         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                               $    34,228
     Due related party                                                       798,795
                                                                         -----------
          Total liabilities                                                  833,023
                                                                         -----------

Stockholders' equity:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                    --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding                   22,500
    Additional paid-in capital                                               880,500
    Note receivable - stockholder                                           (500,000)
    Deficit accumulated during the development stage                        (113,974)
                                                                         -----------
          Total stockholders' equity                                         289,026
                                                                         -----------

          Total                                                          $ 1,122,049
                                                                         ===========


See Notes to Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD
           FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (Unaudited)


                                                           Three                 Six
                                                           Months               Months
                                                           Ended                Ended
                                                          June 30,             June 30,
                                                            2001                 2001              Cumulative
                                                        ------------         ------------         ------------
General and administrative expenses                     $     65,038         $     73,089         $    139,076

Research and development expenses                                                                        6,000
                                                        ------------         ------------         ------------

Operating loss                                               (65,038)             (73,089)            (145,076)

Interest income                                               11,842               23,554               31,102
                                                        ------------         ------------         ------------

Net loss                                                $    (53,196)        $    (49,535)        $   (113,974)
                                                        ============         ============         ============

Basic net loss per share                                $         --         $         --
                                                        ============         ============

Basic weighted average common shares outstanding          21,788,888           20,144,444
                                                        ============         ============


See Notes to Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
        PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (Unaudited)


                                                                                                          Additional
                                               Preferred Stock                  Common Stock               Paid-in
                                          -------------------------     ---------------------------        Capital
                                            Shares         Amount         Shares          Amount         ------------
Proceeds from the issuance of shares
  to founders                                     --     $       --       3,000,000     $     3,000

Note receivable from stockholder

Issuance of shares to founders
  for patent rights                                                       9,250,000           9,250     $    (9,250)

Shares sold through private placement                                     6,250,000           6,250       1,043,750

Net loss
                                          ----------     ----------     -----------     -----------     -----------

Balance, December 31, 2000                        --             --      18,500,000          18,500       1,034,500

Net loss

Effects of reverse acquisition                                            4,000,000           4,000        (154,000)
                                          ----------     ----------     -----------     -----------     -----------

Balance, June 30, 2001                            --     $       --      22,500,000     $    22,500     $   880,500
                                          ==========     ==========     ===========     ===========     ===========

                                                              Deficit
                                               Note         Accumulated
                                            Receivable      During the
                                               from         Development
                                            Stockholder       Stage            Total
                                            -----------    ------------     ------------
Proceeds from the issuance of shares
  to founders                                                               $     3,000

Note receivable from stockholder            $ (500,000)                        (500,000)

Issuance of shares to founders
  for patent rights

Shares sold through private placement                                         1,050,000

Net loss                                                    $  (64,439)         (64,439)
                                            ----------      ----------      -----------

Balance, December 31, 2000                    (500,000)        (64,439)         488,561

Net loss                                                       (49,535)         (49,535)

Effects of reverse acquisition                                                 (150,000)
                                            ----------      ----------      -----------

Balance, June 30, 2001                      $ (500,000)     $ (113,974)     $   289,026
                                            ==========      ==========      ===========


See Notes to Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 6, 2000
                     (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (Unaudited)

                                                                               Six
                                                                             Months
                                                                              Ended
                                                                             June 30,
                                                                               2001         Cumulative
                                                                               ----         ----------
Operating activities:
     Net loss                                                              $   (49,535)     $  (113,974)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities - changes in operating
        assets and liabilities:
          Prepaid expenses and other current assets                             50,000          (16,245)
          Accounts payable and accrued expenses                                 16,098           34,228
                                                                           -----------      -----------
              Net cash provided by (used in) operating activities               16,563          (95,991)
                                                                           -----------      -----------

Investing activities:
     Issuance of note receivable - stockholder                                                 (500,000)
     Repayments from (advances to) stockholders                                 60,434         (145,024)
                                                                           -----------      -----------
              Net cash provided by (used in) investing activities               60,434         (645,024)
                                                                           -----------      -----------

Financing activities:
     Proceeds from issuance of common stock to founders                                           3,000
     Proceeds from issuances of common stock                                                  1,050,000
     Repayment of due related party                                           (160,000)        (160,000)
     Payment in connection with reverse acquisition                                            (150,000)
                                                                           -----------      -----------
              Net cash provided by (used in) financing activities             (160,000)         743,000
                                                                           -----------      -----------

Net increase (decrease) in cash                                                (83,003)           1,985
Cash, beginning of period                                                       84,988               --
                                                                           -----------      -----------

Cash, end of period                                                        $     1,985      $     1,985
                                                                           ===========      ===========

Supplemental disclosure of noncash investing and financing activities:
     Purchase of inventory through amounts due related party               $   958,795      $   958,795
                                                                           ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Business and basis of presentation:

         On April 16, 2001, pursuant to an agreement and plan of reorganization and merger, Grand Enterprises, Inc. ("Grand"), an inactive publicly-held company, acquired EC 2000, Inc. ("EC 2000") by issuing 18,500,000 shares of its common stock to stockholders of EC 2000 in exchange for all of the outstanding shares of EC 2000. The stockholders of EC 2000, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, EC 2000 is the accounting acquirer and Grand is the accounting acquiree. Grand and EC 2000 are collectively referred to as (the "Company").

         EC 2000, was incorporated in the State of Delaware on April 6, 2000. The Company plans to market a fuel treatment system (the "Property") that will increase fuel efficiency and reduce harmful exhaust emissions. The Company has adopted a December 31 year end.

         The unaudited condensed consolidated financial statements of the Company are the historical condensed financial statements of EC 2000 and include the accounts of Grand since the acquisition date.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2001, its results of operations for the three and six months ended June 30, 2001, the changes in stockholders' equity for the period from April 6, 2000 (date of inception) to June 30, 2001 and cash flows for the six months ended June 30, 2001 and the related cumulative amounts for the period from April 6, 2000 (date of inception) to June 30, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and for the period April 6, 2000 (date of inception) to December 31, 2000 and the notes thereto included in the Company's Form 8-K/A filed with the SEC on October 10, 2001.

         The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. For the three and six months ended June 30, 2000, the Company had no operations.

         On August 29, 2000, the Company signed an exclusive license agreement (the "License Agreement") with Mr. Mario Pandolfo (the "Owner"). The license agreement gave the Company the right to file for a patent for the Property, in certain countries, as defined. As an inducement for Mr. Pandolfo to enter into the License Agreement, the Company issued him 9,250,000 shares of common stock. The patent was valued at its historical cost basis of nil.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Business and basis of presentation (concluded):

         As of June 30, 2001, the Company's operations were limited to organizational activities. It has not generated any revenue from operations through that date. Accordingly, it is considered a "development stage company" for accounting purposes.


         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of June 30, 2001, the Company has not generated any revenue from its operations. Management believes that the Company will not generate any revenue until it obtains the license and U.S. patents for the Property. Management believes that the Company will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least June 30, 2002 or that, ultimately, it will be able to generate any profits from the sale of the Property. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

         The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 2 - Summary of significant accounting policies:

         Principles of consolidation:

          The unaudited condensed consolidated financial statements include the accounts of EC 2000 and Grand. All significant intercompany balances and transactions have been eliminated in consolidation.

         Use of estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Inventory:

          Inventory, consisting principally of finished goods, is stated at the lower of cost (first-in, first-out) or market.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 2 - Summary of significant accounting policies (concluded):

         Earnings (loss) per share:

          The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 6, 2000 (date of inception) to June 30, 2001.

Note 3 - Note receivable:

          As of June 30, 2001, the Company had a note receivable of $500,000 from Mr. Pandolfo that is due on November 2, 2001 and bears interest at the prime rate. Upon the due date, the Company has the option to convert the outstanding balance into shares of treasury stock at $1 per share. However, if at any time during the term of the note, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balance is automatically converted into treasury stock at $1 per share.

Note 4 - Advances to and from stockholders and related party matters:

          As of June 30, 2001, the Company had a receivable of $145,024 from its stockholders. These advances were noninterest bearing and due on demand.

          As of June 30, 2001, the Company had an amount due a related party of $798,795 ($958,795 before repayment of $160,000) as a result of the purchase of inventory. The amounts are noninterest bearing and due on demand.

          The founders provided services to the Company for the three and six months ended June 30, 2001 and for the period from April 6, 2000 (date of inception) to June 30, 2001 for which they were not compensated.

Note 5 - Income taxes:

          As of June 30, 2001, the Company had net operating loss carryforwards of approximately $114,000 available to reduce future Federal and state taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $45,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2001 and did not recognize a credit for income taxes for the period from April 6, 2000 (date of inception) to June 30, 2001. As a result of the increases in the valuation allowance of $20,000 and $45,000 during the six months ended June 30, 2001 and the period from April 6, 2000 (date of inception) to June 30, 2001, respectively, no credits for income taxes are included in the accompanying unaudited condensed statements of operations.



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATING EXPENSES

      For the three and six months ended June 30,2001 and the period from April 6, 2000 (date of inception) to June 20, 2001, The Company incurred operating expenses of approximately $15,000, $73,000 and $135,000, respectively, consisting primarily of professional fees relating to general corporate matters.

INTEREST INCOME

      Interest for the three and six months ended June 30,2001 and the period from April 6, 2000 (date of inception) to June 30,2001, was approximately $12,000, $24,000 and $31,000, respectively, which consists of interest on the note receivable owing from stockholder.

NET LOSS

      Net loss for the three and six months ended June 30,2001 and the period from April 6, 2000 (date of inception) June 30,2001 2001 was approximately $53,000, $50,000, and $114,000, respectively. The reason for the net losses are explained above.

LIQUIDITY AND CAPITAL RESOURCES

      On October 26, 2000, the Company sold 6,250,000 shares of common stock through a private placement and received proceeds of $1,050,000.

      To date, the company has utilized approximately $96,000 in its operating activities primarily to fund its net loss. The company had made advances to its principle stockholder of approximately $645,000, paid and repaid approximately $160,000 to a stockholder for inventory acquired and $150,000 in connection with the reverse acquisition. As a result of the aforementioned, the company, on June 30, 2001 only has approximately $2,000 of cash.

      As of June 30, 2001 we had not generated any revenues from operations and, accordingly are in the development stage. We do not expect to generate any revenues from our planned operations prior to the second quarter of 2002. Management believes that the Company will need a total additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2001. Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain such funds. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern absent such financing.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None.

ITEM 2 - CHANGES IN SECURITIES

            None.

ITEM 3 - DEFAULT IN SENIOR SECURITIES

            None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            The Company filed a report on Form 8-K with the Commission on May 4, 2001. On April 16, 2001, the Company acquired all of the stock and assets of EC2000, Inc., or "EC2000", a Delaware company, through the merger of EC2000 with and into Grand Acquisitions Corp., or "GAC", its wholly-owned subsidiary (the "Merger"). The stockholders of EC2000, after the Merger, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, EC2000 is the accounting acquiror and Grand Enterprises is the accounting acquiree. The financial statements included herein are the historical financial statements of EC2000 and include the acquisition of Grand Enterprises since the date of the merger. On that same date, Patricia A. Meding resigned as president and secretary of the Company and Teodosio V. Pangia was elected as president, chief executive officer and secretary. Mr. Pangia is the sole principal of TVP Capital Corp., a Delaware corporation and one of the principal stockholders of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


         GRAND ENTERPRISES, INC.


         By:  /s/ Teodosio v. Pangia
              -------------------------------------------
                  Teodosio v. Pangia
                  President, Principal Accounting Officer
                  and CEO

         Date: October 10, 2001