Form 10QSB
period 2001-09-30
GRAND ENTERPRISES INC/DE
filed 2001-11-14
CIK 1115584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

                                       TO
         ------------------------------  ------------------------------

                        COMMISSION FILE NUMBER 000-30731

                             GRAND ENTERPRISES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                13-4118624
      ---------------------------------------     ---------------------------
     (STATE OR OTHER JURISDICTION OF EMPLOYER     (I.R.S. IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)


                 119 WEST 23RD STREET, SUITE 507,
                 NEW YORK, NY                            10004
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

Yes [X]   No [ ]

         At September 30, 2001 there were issued and outstanding 22,500,000 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

Item 1. Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)




         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
CONDENSED CONSOLIDATED BALANCE SHEET
     SEPTEMBER 30, 2001 (UNAUDITED)                                                                                   F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD
     FROM APRIL 6, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
     (UNAUDITED)                                                                                                      F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
     PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
     (UNAUDITED)                                                                                                      F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 6, 2000
     (DATE OF INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)                                                            F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                                                         F-6/8


                                      * * *

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                                               $   1,902
     Inventory                                                                                            958,795
                                                                                                        ---------

          Total                                                                                         $ 960,697
                                                                                                        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                              $  58,721
     Advances from stockholders                                                                            77,380
     Due related party                                                                                    570,795
                                                                                                        ---------
          Total liabilities                                                                               706,896
                                                                                                        ---------

Stockholders' equity:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                                                 --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding                                                22,500
    Additional paid-in capital                                                                            880,500
    Note receivable - stockholder                                                                        (500,000)
    Deficit accumulated during the development stage                                                     (149,199)
                                                                                                        ---------
          Total stockholders' equity                                                                      253,801
                                                                                                        ---------

          Total                                                                                         $ 960,697
                                                                                                        =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD
          FROM APRIL 6, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                         Three              Nine
                                                         Months            Months
                                                          Ended            Ended
                                                        September          September
                                                        30, 2001           30, 2001          Cumulative
                                                      ------------       ------------       ------------
General and administrative expenses                   $     42,787       $    115,876       $    181,863

Research and development expenses                               --                 --              6,000
                                                      ------------       ------------       ------------

Operating loss                                             (42,787)          (115,876)          (187,863)

Interest income                                              7,562             31,116             38,664
                                                      ------------       ------------       ------------

Net loss                                              $    (35,225)      $    (84,760)      $   (149,199)
                                                      ============       ============       ============

Basic net loss per share                              $         (-)      $         (-)
                                                      ============       ============

Basic weighted average common shares outstanding        22,500,000         20,941,176
                                                      ============       ============


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                    Preferred Stock                         Common Stock                 Additional
                                           -------------------------------       -------------------------------          Paid-in
                                               Shares              Amount            Shares            Amount             Capital
                                               ------              ------        -------------      ------------       -------------
Proceeds from the issuance of shares
     to founders                                     --       $         --          3,000,000       $      3,000

Note receivable from stockholder

Issuance of shares to founders
     for patent rights                                                              9,250,000              9,250       $     (9,250)

Shares sold through private placement                                               6,250,000              6,250          1,043,750

Net loss
                                           ------------       ------------       ------------       ------------       ------------

Balance, December 31, 2000                           --                 --         18,500,000             18,500          1,034,500

Net loss

Effects of reverse acquisition                                                      4,000,000              4,000           (154,000)
                                           ------------       ------------       ------------       ------------       ------------

Balance, September 30, 2001                          --       $         --         22,500,000       $     22,500       $    880,500
                                           ============       ============       ============       ============       ============

                                                           Deficit
                                               Note       Accumulated
                                            Receivable     During the
                                              from        Development
                                           Stockholder       Stage           Total
                                           ------------    ---------       ---------
Proceeds from the issuance of shares
     to founders                                                           $   3,000

Note receivable from stockholder           $   (500,000)                    (500,000)

Issuance of shares to founders
     for patent rights

Shares sold through private placement                                      1,050,000

Net loss                                                   $ (64,439)        (64,439)
                                           ------------    ---------       ---------

Balance, December 31, 2000                     (500,000)     (64,439)        488,561

Net loss                                                     (84,760)        (84,760)

Effects of reverse acquisition                                              (150,000)
                                           ------------    ---------       ---------

Balance, September 30, 2001                $(500,000)      $(149,199)      $ 253,801
                                           ============    =========       =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 6, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                Nine
                                                                               Months
                                                                               Ended
                                                                             September
                                                                              30, 2001        Cumulative
                                                                            -----------       -----------
Operating activities:
     Net loss                                                               $   (84,670)      $  (149,199)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities - changes in operating
        assets and liabilities:
          Prepaid expenses and other current assets                              66,245
          Accounts payable and accrued expenses                                  40,501            58,721
                                                                            -----------       -----------
              Net cash provided by (used in) operating activities                22,076           (90,478)
                                                                            -----------       -----------

Investing activities:
     Issuance of note receivable - stockholder                                                   (500,000)
     Repayments from stockholders                                               282,838            77,380
                                                                            -----------       -----------
              Net cash provided by (used in) investing activities               282,838          (422,620)
                                                                            -----------       -----------

Financing activities:
     Proceeds from issuance of common stock to founders                                             3,000
     Proceeds from issuances of common stock                                                    1,050,000
     Repayment of due related party                                            (388,000)         (388,000)
     Payment in connection with reverse acquisition                                              (150,000)
                                                                            -----------       -----------
              Net cash provided by (used in) financing activities              (388,000)          515,000
                                                                            -----------       -----------

Net increase (decrease) in cash                                                 (83,086)            1,902

Cash, beginning of period                                                        84,988                --
                                                                            -----------       -----------

Cash, end of period                                                         $     1,902       $     1,902
                                                                            ===========       ===========


Supplemental disclosure of noncash investing and financing activities:

     Purchase of inventory through amounts due related party                $   958,795       $     1,902
                                                                            ===========       ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

         EC 2000 was incorporated in the State of Delaware on April 6, 2000. The Company plans to market a fuel treatment system (the "Property") that will increase fuel efficiency and reduce harmful exhaust emissions. The Company has adopted a December 31 year end.

         The unaudited condensed consolidated financial statements of the Company are the historical condensed financial statements of EC 2000 and include the accounts of Grand since the acquisition date.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2001, its results of operations for the three and nine months ended September 30, 2001, the changes in stockholders' equity for the period from April 6, 2000 (date of inception) to September 30, 2001 and cash flows for the six months ended June 30, 2001 and the related cumulative amounts for the period from April 6, 2000 (date of inception) to June 30, 2001. Pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and for the period April 6, 2000 (date of inception) to December 31, 2000 and the notes thereto included in the Company's Form 8-K/A filed with the SEC on October 10, 2001.

         The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For the three months ended September 30, 2000 and period from April 6, 2000 (date of inception) to September 30, 2001, the Company had no operations.

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

         As of September 30, 2001, the Company's operations were limited to organizational activities. It has not generated any revenue from operations through that date. Accordingly, it is considered a "development stage company" for accounting purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of September 30, 2001, the Company has not generated any revenue from its operations. Management believes that the Company will not generate any revenue until it obtains the license and U.S. patents for the Property. Management believes that the Company will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least September 30, 2002 or that, ultimately, it will be able to generate any profits from the sale of the Property. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

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

      Earnings (loss) per share:
         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 6, 2000 (date of inception) to September 30, 2001.

Note 3 - Note receivable:
         As of September 30, 2001, the Company had a note receivable of $500,000 from Mr. Pandolfo that is due on November 2, 2002 and bears interest at the prime rate. Upon the due date, the Company has the option to convert the outstanding balance into shares of treasury stock at $1 per share. However, if at any time during the term of the note, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balance is automatically converted into treasury stock at $1 per share.

Note 4 - Advances to and from stockholders and related party matters:
         As of September 30, 2001, the Company had received a net advance of $77,380 from its stockholders. These advances were noninterest bearing and due on demand.

         As of September 30, 2001, the Company had an amount due a related party of $570,795 ($958,795 before repayment of $388,000) as a result of the purchase of inventory. The amounts are noninterest bearing and due on demand.

         The founders provided services to the Company for the three and nine months ended September 30, 2001 and for the period from April 6, 2000 (date of inception) to September 30, 2001 for which they were not compensated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING EXPENSES

         For the three and nine months ended September 30, 2001 and the period from April 6, 2000 (date of inception) to September 30, 2001, the Company incurred operating expenses of approximately $43,000, $116,000 and $182,000, respectively, consisting primarily of professional fees relating to general corporate matters.

INTEREST INCOME

         Interest for the three and nine months ended September 30, 2001 and the period from April 6, 2000 (date of inception) to September 30, 2001 was approximately $8,000, $31,000 and $39,000, respectively, which consists of interest on the note receivable owing from stockholder.

NET LOSS

          Net loss for the three and nine months ended September 30, 2001 and the period from April 6, 2000 (date of inception) to September 30, 2001 was approximately $35,000, $85,000 and $149,000, respectively. The reason for the net losses is explained above.

LIQUIDITY AND CAPITAL RESOURCES

         On October 26, 2000, the Company sold 6,250,000 shares of common stock through a private placement and received proceeds of $1,050,000.

         To date, the Company has utilized approximately $90,000 in its operating activities primarily to fund its net loss. The Company had made advances to its principal stockholder of approximately $500,000, paid and repaid approximately $388,000 to a stockholder for inventory acquired and $150,000 in connection with the reverse acquisition. As a result of the aforementioned, the Company, on September 30, 2001 only has approximately $2,000 of cash.

         As of September 30, 2001 the Company had not generated any revenues from operations and, accordingly are in the development stage. The Company does not expect to generate any revenues from planned operations prior to the third quarter of 2002. Management believes that the Company will need a total additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to September 30, 2001. Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain such funds. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern absent such financing.

PART II
OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULT IN SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A) Not Applicable

(B) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      GRAND ENTERPRISES, INC.


                                      By:    /s/ Teodosio V. Pangia
                                          --------------------------------------
                                                 Teodosio V. Pangia
                                                 President and CEO

                                      Date:      November 14, 2001