Form 10KSB
period 2001-12-31
GRAND ENTERPRISES INC/DE
filed 2002-04-16
CIK 1115584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2001          COMMISSION FILE NO. 333-71752

                             GRAND ENTERPRISES, INC.

        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                     13-4118624
            (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification No.)

119 WEST 23RD STREET          (646) 486-3900                 10011
NEW YORK, NEW YORK
(Address of Issuer's       (Issuer's telephone             (Zip Code)
 principal executive       number, including area code)
 offices)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                         Common Stock, $.0001 par value

                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the year ended December 31, 2001 were $0.

      The aggregate market value of the registrant's voting common equity held by non-affiliates as of March 31, 2002 was $2,691,000, using a per share price, as determined by the Registrant's board of directors, of $0.90 per share on such date.

      The number of outstanding shares of the registrant's common stock as of March 31, 2002 was 22,500,000.

      Transitional Small Business Disclosure Format.

Yes [ ]  No    [X]

DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                TABLE OF CONTENTS


PART I                                                                       PAGE
                                                                             ----
Item 1.  Description of Business .......................................      1
Item 2.  Description of Property .......................................      3
Item 3.  Legal Proceedings .............................................      3
Item 4.  Submission of Matters to a Vote of Security Holders ...........      3

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters ......      4
Item 6.  Management's Discussion and Analysis or Plan of Operations ....      4
Item 7.  Financial Statements ..........................................      7
Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure ..........................................      7

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons ..      8
Item 10. Executive Compensation ........................................     10
Item 11. Security Ownership of Certain Beneficial Owners and Management      10
Item 12. Certain Relationships and Related Transactions ................     11
Item 13  Exhibits and Reports on Form 8-K ..............................     13




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      We were incorporated on April 6, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On April 16, 2001, pursuant to an agreement and plan of reorganization and merger by and among Grand Enterprises, Inc., EC2000, Inc., Grand Acquisition Corp., TVP Capital Corp., Bondy & Schloss, LLP, Dr. Mario Pandolfo, Kilkenny Group LLC, Rathgar LLC, Finglas LLC, Monkstown LLC and Capital Advisory Partners, LLC, dated March 25, 2001, EC2000, Inc. merged with and into Grand Acquisition Corp., our wholly owned subsidiary. Pursuant to the terms and conditions of the plan of reorganization and merger, we issued to the stockholders of EC2000, Inc. an aggregate of 18,500,000 shares of our common stock in exchange for all the issued and outstanding shares of EC2000, Inc. We have been in the developmental stage since our inception and, prior to our merger with EC2000, Inc., have had no operations other than issuing shares to our original stockholders. In this annual report, "we," "us" and "our" refer to Grand Enterprises, Inc. and our wholly owned subsidiary unless the context requires otherwise.

      We plan to manufacture and market products that reduce energy costs associated with liquid fuel and natural gas consumption and reduce emissions of pollutants by combustion engines. Pursuant to a license agreement with Dr. Mario Pandolfo, Maurizio DeCarli and Massimo DeCarli, we have the exclusive right to manufacture and market in the United States, Canada, South America, Malaysia, Singapore, Japan, Philippines, Thailand, North Korea, South Korea and China a patented proprietary line of energy and emission reducing devices that can be applied to liquid fuel and natural gas energy. We refer to this line of products as the "Fuel Energizing Cell" technology. Dr. Pandolfo and Messrs. DeCarli and Decarli, the inventors of this technology, hold the patent for this technology. We have filed for trademark protection in the United States covering our products Dr. Pandolfo and Maurizio DeCarli are each principal stockholders of our company.

      The Fuel Energizing Cell is a device that can be installed on the fuel line of an engine before its combustion-burning chamber. The Fuel Energizing Cell's primary purpose is to create a sonic field that fuel flows through before it enters the combustion chamber. This sonic field aligns the molecules of the fuel in an arrangement that creates a leaner, more complete burn when it enters the combustion chamber. As a result, the engine consumes less fuel and emits fewer pollutants.

      The Fuel Energizing Cell has been successfully tested in Europe by the Italian government through their Minister of Defense and it has been approved for sale in the European Community. Also, Southwest Research, located in San Antonio, Texas, tested the Fuel Energizing Cell. Based on such testing in Italy and the United States, we believe that our Fuel Energizing Cell meets or exceeds government regulatory mandates in the United States and abroad, and provides a safe, reliable, and affordable alternative to existing energy and emission reducing devices.

      Presently, we purchase all of our supplies from Sonical S.R.L., a company located in Tuscania, Italy that manufactures and markets a line of electrical devices for energy applications in natural gas and liquid fuels. Dr. Pandolfo is the majority stockholder of Sonical S.R.L. We purchase supplies from Sonical S.R.L. in Italy as a finished product pursuant to European standards. After arrival in the United States, the devices are modified to comply with standards in the United States and are packaged for sale in the United States and Canada. We are presently in the process of locating a company to outsource the modification and packaging of the devices.

STRATEGY

      We plan to sell our products based on an energy shared-savings lease program we have developed. Under this program, we will lease Fuel Energizing Cells to our customers. Our fee will be based on a percentage of funds a customer saves from decreased fuel expense as a direct result from the use of our product. Our fee will typically be 50% of a customer's fuel expense savings. We will also promote a performance-based contract where our fee will be adjusted for incremental energy savings. As an example of our shared-savings lease program, our research shows that a normal tractor-trailer traveling 150,000 miles in the United States would spend approximately $35,000 a year in fuel. In a typical shared lease arrangement, we would receive a fee equal to 50% of any fuel expense savings that is in excess of three percent of the user's previous year's fuel expense. We expect that each lease will be for a term of 10 years.

      We believe the shared-savings lease program will be well received by potential customers because the concept allows companies to use our products and realize significant, quantifiable fuel expense savings without realizing the initial expense of purchasing or installing our product. We believe that our Fuel Energizing Cell technology can generate fuel expense savings for all entities that use fuel oils or natural gas to heat or power their facilities. We believe all users of our Fuel Energizing Cell will realize savings between 1-14% of their annual fuel expense.

TARGET MARKETS

       The Fuel Energizing Cell can reduce fuel consumption for all applications and users of fuel energy; from the smallest residential users to the largest industrial users. Every commercial, industrial and institutional facility using oil or natural gas would qualify as a potential customer. However, we will initially focus targeting our marketing efforts on the largest users of fuel energy. These potential customers will most likely power and heat large facilities that operate around-the-clock with fuel energy. We believe that by targeting larger entities we will be able to realize the highest possible gross profit margins and establish the most significant number of shared-savings leases. We intend to target our marketing efforts in the following five major sectors:

      -     automotive - performance aftermarket;

      -     diesel - national fleets;

      -     home - home furnace applications;

      -     industrial - power generators; and

      -     military - Navy (marine).

      In the event that our products enjoy wide market acceptance, we will seek to form joint ventures and strategic alliances with existing companies in each sector to exploit our products fully. We began to commercialize our products in the United States in April 2002. Our first priority is to secure the appropriate strategic partners in each of the sectors listed above.

COMPETITION

      Energy efficiency challenges, along with natural gas and electric utility deregulation have produced thousands of products and service companies that typically concentrate on improving existing mechanical equipment. Our approach with the Fuel Energizing Cell is to provide energy savings and reduce emissions of pollutants by altering or enhancing the fuel energy source directly. We do not believe that there is another product that has demonstrated the success in fuel enhancement that our technology has achieved.

      Performance contractors may be considered a competitive force if their existing contracts with potential customers restrict our entry into our targeted markets. As a result of the many high profile public environmental issues such as global warming, the marketplace has demanded proven, verifiable improvements in lowering fuel consumption and/or emissions. We believe timely entrance into this space will secure a significant market share in this space based upon repeatable, documented results.

GOVERNMENT REGULATION

      We believe that our products are considered "retrofit devices," as defined under U.S. Environmental Protection Agency regulations. This means that our products are generally classified as external modifications made to engines after manufacturing and, thus, do not affect the combustion process, which is regulated by the federal government. As a result, we do not believe that present environmental regulations will negatively impact our business.

EMPLOYEES

      We presently have no full-time employees, and four part-time employees.

FORWARD-LOOKING STATEMENTS

      In this annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors which may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

      You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis or Plan of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

      We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this annual report might not occur.

ITEM 2.  DESCRIPTION OF PROPERTY

      Our principal executive office is located in approximately 1,000 square feet of leased space located at 119 West 23rd Street, Suite 508, New York, New York 10011. We do not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

      As of April 15, 2002, we were not a party to any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      During the fourth quarter of the year ended December 31, 2001, we submitted no matters to a vote of our stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      As of April 15, 2002, there was no public market for our securities.

HOLDERS

      As of April 15, 2002, there were approximately 26 holders of record of our common stock.

DIVIDENDS

      We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends for the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions and such other factors as our board may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    - On April 11, 2000, we issued 4,000,000 shares of common stock, $0001 par value per share, to our founders, Capital Advisory Partners, LLC, Kilkenny Group LLC, Rathgar LLC, Finglas LLC and Monkstown LLC, for aggregate consideration of $400 or par value.

    - On April 16, 2001, in connection with the merger of EC2000, Inc. with and into Grand Acquisition Corp., our wholly owned subsidiary, we issued 18,500,000 shares of our common stock to the stockholders of EC2000, Inc. in exchange for all of the issued and outstanding shares of EC2000, Inc.

      We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationships with us, to such information.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


      The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes included in such financial statements contained in this annual report.

OVERVIEW

      Prior to April 16, 2001, we were an inactive publicly company. On April 16, 2001, pursuant to an agreement and plan of reorganization and merger, EC2000, Inc., a Delaware corporation, merged with and into our wholly owned subsidiary, Grand Acquisition Corp. In connection with this transaction, we issued 18,500,000 shares of our common stock to the stockholders of EC2000, Inc. in exchange for all of the outstanding shares of EC2000, Inc. held by such stockholders. After the merger, the stockholders of EC2000, Inc. owned the majority of the issued and outstanding shares of our company. Accordingly, we have treated the combination as a reverse acquisition and, for accounting purposes, EC2000, Inc. was the accounting acquirer and we were the accounting acquiree.

      Our financial statements are the historical financial statements of EC2000, Inc. from April 6, 2000 through April 16, 2001. After April 16, 2001, our assets and liabilities were combined with those of EC2000, Inc. Prior to our combination with EC2000, Inc., we had no assets or liabilities. For accounting purposes, we adopted a December 31 year end.

      We are party to a license agreement with Mario Pandolfo, Maurizio DeCarli and Massimo DeCarli that grants us the exclusive right to manufacture and market the Fuel Energizing Cell in the United States, Canada, South America, Malaysia, Singapore, Japan, Philippines, Thailand, North Korea, South Korea and China. The license was originally granted to EC2000, Inc. in August 2000 and, pursuant to the terms of the license, our rights granted pursuant to the license shall continue in perpetuity. In consideration for the license grant, EC2000, Inc. issued to the licensors an aggregate of 9,250,000 shares of its common stock. Pursuant to the terms of the license agreement, upon the effective date of EC2000, Inc.'s merger with and into Grand Acquisition Corp., the license was automatically assigned to Grand Acquisition Corp. We have valued the patent underlying the license at the patent's historical cost basis, which is nil.

      As of December 31, 2001, our operations were limited to organizational activities. We have not generated any revenue from operations through that date. Accordingly, we are considered a "development stage company" for accounting purposes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Use of Estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

   Stock based compensation:

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), we will recognize compensation costs as a result of the issuance of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, we will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. We will also make pro forma disclosures, as required by Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees has been applied instead if such amounts differ materially from the historical amounts.

      In accordance with SFAS 123, we will also recognize the cost of shares, options, warrants and other equity instruments issed to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

RESULTS OF OPERATIONS:

      Year ended December 31, 2001 as compared to periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001.

      We did not have any revenues through December 31, 2001.

      General and administrative expenses for the year ended December 31, 2001 and the periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001, were approximately $114,000, $66,000 and $180,000, respectively, and consists primarily of professional fees for general corporate matters.

      Interest income for the year ended December 31, 2001 and the periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001, was approximately $38,000, $8,000 and $45,000, respectively, and consists of interest on the note receivable from Dr. Mario Pandolfo.

      Interest expense for the year ended December 31, 2001 and the period from April 6, 2000 (date of inception) to December 31, 2001, was approximately $7,000, which consists of interest on advances from stockholders.

      Net loss for the year ended December 31, 2001 and the periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001, was approximately $83,000, $64,000 and $147,000, respectively. The reason for the net losses is explained above.

LIQUIDITY AND CAPITAL RESOURCES:

      Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any revenue from operations and are in a development stage. We have incurred a cumulative loss of approximately $147,000 through December 31, 2001 and had approximately $3,000 of cash on hand at December 31, 2001. We believe that we will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2001. These matters raise substantial doubt about our ability to continue as a going concern.

      We plan to obtain financing through private offerings of debt and equity securities. However, we cannot assure you that we will be able to obtain any or all of the additional financing we will need in order to continue to operate at least through December 31, 2002 or that, ultimately, we will be able to generate any profits from the sale of the Fuel Energizing Cell. If we are unable to obtain the financing we require, we may have to curtail or terminate our operations, liquidate our remaining assets and liabilities, and/or seek protection from our creditors under federal or state bankruptcy laws.

      Prior to our merger with EC2000, Inc., on October 26, 2000, EC2000, Inc., sold 6,250,000 shares of its common stock through a private offering and received gross proceeds of $1,050,000. Through December 31, 2001, we have used these proceeds, in part, to fund our loss of approximately $147,000, prepay certain expenditures, advance $150,000 to effectuate the combination with EC 2000, Inc., as well as pay a deposit to Dr. Pandolfo, a principal stockholder, for $388,000 for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795. In addition, we loaned $610,000 in the form of two notes to Dr. Pandolfo, a principal stockholder. These notes bear interest at the prime rate and are due on November 2, 2003 and are secured by shares of our common stock owned by Dr. Pandolfo.

      For the year ended December 31, 2001:

      We utilized cash from operations of approximately $366,000. This was attributable to the following:

    -   funding a net loss of approximately $83,000;

    - interest expense of approximately $7,000 on the advances from stockholders;

    - payments for prepaid expenses and other current assets of approximately $60,000;

    - payment for a deposit of approximately $388,000 to a company which Dr. Pandolfo is a principal stockholder for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795; and

    -   increases in accounts payable and accrued expenses of approximately
        $38,000.

      We generated cash from investing activities of approximately $283,000. This was attributable to the repayments of advances from stockholders of approximately $394,000 and the issuance of a $110,000 note receivable to Dr. Pandolfo, a principal stockholder.

      From April 6, 2000 (date of inception) to December 31, 2000:

      We utilized cash from operations of approximately $112,000. This was attributable to funding a net loss of approximately $64,000, payments for prepaid expenses and other current assets of approximately $66,000 and an increase in accounts payable and accrued expenses of approximately $18,000.

      We utilized cash from investing activities of approximately $705,000. This was attributable to the issuance of a $500,000 note receivable by us to Dr. Pandolfo and advances to stockholders of approximately $205,000.

      We generated cash from financing activities of $903,000. This was attributable to proceeds from the sale of common stock of $1,053,000 and EC2000, Inc.'s advance of $150,000 to our stockholders to effectuate our combination with EC2000, Inc.

       From April 6, 2000 (date of inception) to December 31, 2001:

      We utilized cash from operations of approximately $478,000. This was attributable to the following:

      -     funding a cumulative net loss of approximately $147,000;
      - interest expense of approximately $7,000 on the advances from stockholders;
      - payments for prepaid expenses and other current assets of approximately $6,000;
      - payment for a deposit totaling $388,000 to a company which Dr. Pandolfo is a principal stockholder for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795; and
      - an increase in accounts payable and accrued expenses of approximately $56,000.


      We utilized cash from investing activities of approximately $422,000. This was attributable to the issuance of two notes receivable, aggregating $610,000 to Dr. Pandolfo and a net advance to stockholders of approximately $188,000.

      We generated cash from financing activities of $903,000. This was attributable to proceeds from the sale of common stock of $1,053,000 and EC2000, Inc.'s advance of $150,000 to our stockholders to effectuate the combination with EC2000, Inc.

ITEM 7.  FINANCIAL STATEMENTS

      Our audited financial statements for the year ended December 31, 2001 and for the periods commencing April 6, 2000, our date of inception, to December 31, 2000 and 2001, respectively, are set forth at the end of this annual report and begin on page F-1.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS

      The following persons are our executive officers and directors:

 NAME                           AGE       POSITIONS WITH OUR COMPANY
 ----                           ---       --------------------------
 Teodosio V. Pangia...........  42      President, Chief Executive Officer
                                        and Chairman of the Board
 James K. English.............  53      Director

      Teodosio V. Pangia. Mr. Pangia has been our President, Chief Executive Officer and the Chairman of the board our company since April 16, 2001. Mr. Pangia is also the Chairman of TVP Capital Corp., a company engaged in the venture capital business that has provided consulting services to our company since our inception without compensation. Since July 2000, Mr. Pangia has been a director and Chief Executive Officer of Enviro Industrial Technologies, Inc. Since April 2000, Mr. Pangia has served as the Chairman and Chief Executive Officer of Diamond Discoveries International Corp. Since June 1997, Mr. Pangia has been President of Tyler Dylan. From June 1997 to July 1999, Mr. Pangia served as consultant to Environmental Solutions Worldwide, a company he co-founded. From July 1995 through July 1997, Mr. Pangia was a director and Chief Executive Officer of Ecology Pure Air International. In 1997, a petition in bankruptcy was brought against Mr. Pangia in the Ontario Court of Justice. That petition, and a related order, was subsequently dismissed. Mr. Pangia appeared before the Ontario Securities Commission on December 5, 2001 to set a date for a pre-hearing in a matter in which it has been alleged by the Ontario Securities Commission that during the period from March 1995 to February 1996 Mr. Pangia traded certain securities in Canada without being registered to do so and also engaged in a distribution of securities without filing a preliminary prospectus or prospectus. A pre-hearing date has been set for April 30, 2002. In addition, Mr. Pangia will appear before the Ontario Securities Commission on May 6, 2002 to set a hearing date.

      James K. English. Mr. English has been our director since November 9, 2001. Since 1982, Mr. English has also been President and Chief Executive Officer of English Automotive. From 1968 to 1982, Mr. English was an automotive engineer with General Motors. From 1994 to 2000, Mr. English was the Chairman of the Society of Automotive Engineers Aftermarket Committee, an organization that Mr. English founded, and he was a member of the U.S. Naval Institute at the U.S. Naval Academy. Mr. English holds a B.S. degree and a Masters degree, each from Sussex College.

      None of our executive officers or directors is employed pursuant to an agreement with us; however, we have engaged Mr. English as a consultant pursuant to a consulting agreement, dated December 13, 2001. For more information regarding the terms and conditions of Mr. English's engagement with us, see "Item 12. Certain Relationships and Related Transactions."

      The business address for each of our executive officers and directors is 119 West 23rd Street, New York, New York 10011.

CONFLICTS OF INTEREST

      Our management has other financial and business interests to which a significant amount of their time is devoted. These other interests may pose conflicts of interest with regard to their allocation of time and efforts. Mr. Pangia is also the sole stockholder and principal of TVP Capital Corp., a beneficial owner of our common stock. Additionally, Mr. Pangia beneficially owns and/or controls, either directly or indirectly, six companies. See "Item 12. Certain Relationships and Related Transactions." Mr. Pangia expects to devote 50% of his business time to affairs of our company and Mr. English expects to devote approximately 10% of his business time to the affairs of our company. We cannot assure you that management will resolve all conflicts of interest in our favor. Management's failure to conduct our company's business in the best interest of our company may result in management's liability to us.


BOARD OF DIRECTORS

      All of our directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All of our officers serve at the discretion of the board of directors. There are no family relationships among the directors and executive officers.

LIMITATION ON LIABILITY OF DIRECTORS

      As permitted by Delaware law, our certificate of incorporation includes a provision which provides that a director shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director; except for any breach of the director's duty of loyalty to us or our stockholders; under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock; or for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against, and to limit their potential liability for, monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit our right, or the right of any stockholder, to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. We believe this provision will assist in securing and retaining qualified persons to serve as directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. These officers, directors and stockholders are also required by the Securities and Exchange Commission rules to provide us with copies of all Section 16(a) reports that they file with the Securities and Exchange Commission. Based solely on a review of copies of such forms and written representations we received from certain reporting persons, we do not believe that, for the year ended December 31, 2001, any Section 16(a) reports required to be filed by our executive officers, directors and 10% stockholders have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

      Set forth below is the aggregate compensation for services rendered in all capacities to us by our chief executive officer and the other most highly compensated executive officers for the year ended December 31, 2001 and for the period of April 6, 2000, our date of inception, through December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                       LONG-TERM
                                         COMPENSATION TABLE         COMPENSATION AWARDS
                                         ------------------         -------------------

                                                                     SECURITIES
NAME AND PRINCIPAL                                                   UNDERLYING
POSITION                            SALARY     BONUS      OTHER     OPTIONS/SARS
--------                            ------     -----      -----     ------------
Teodosio V. Pangia, ....    2001     $-          $-       $  --     $ --
Chairman, Chief Executive   2000     $-          $-       $  --     $ --
Officer and President


      Presently, we do not pay Mr. Pangia any salary or bonuses.

      We have not granted any stock options to the named executive officer.

DIRECTOR COMPENSATION

      Our directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each board meeting attended.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 15, 2002 by:

      - all persons who are beneficial owners of five percent (5%) or more of our common stock;

      -     each of our directors;

      -     each of our named executive officers; and

      -     all current directors and executive officers as a group.

      Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

      Applicable percentage ownership in the following table is based on 22,500,000 shares of common stock outstanding as of April 15, 2002.

      Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

      Unless otherwise noted, the business address of the beneficial owner is c/o Grand Enterprises, Inc., 119 West 23rd Street, New York, New York 10011.

NAME AND ADDRESS OF BENEFICIAL OWNER
------------------------------------

                                                                   NUMBER OF       PERCENT OF
                                                                     SHARE           CLASS
                                                                     -----           -----
Teodosio Pangia .............................................      9,710,000           43.2%
James K. English ............................................        600,000            2.6%
Maurizio DeCarli ............................................      4,900,000           19.6%
Mario Salvatore Pandolfo ....................................      4,900,000           19.6%
TVP Capital Corp. ...........................................      3,910,000           17.4%
All directors and executive officers as a group (two persons)     10,310,000           45.8%

      The shares held by Mr. Pangia includes an aggregate of 5,800,000 shares held by Altea Investments, Ltd., Gata Investments, Ltd, Baychester Investments, Ltd., Bekeman Investments, Ltd., RDT Investments, Ltd., and SD Investments, Ltd., companies beneficially owned and/or controlled directly or indirectly by Mr. Pangia, and 3,910,000 shares held by TVP Capital Corp. Mr. Pangia is the sole officer, director and shareholder of TVP Capital Corp.

      The shares held by Mr. English includes an aggregate of 600,000 shares of common stock issuable upon the exercise of immediately exercisable options held by James K. English, a director of our company.

      The business address for Mr. DeCarli is 251 Folino Drive, Bridgeport, CT 06606.

      The business address for Mr. Pandolfo is Via Acquabianca No. 42, 01100 Viterbo, Italy.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Teodosio V. Pangia, our president, chief executive officer and chairman of our board, is the sole principal of TVP Capital Corp, a Delaware corporation that owns 3,910,000 shares or 17.4% of our common stock. Mr. Pangia also owns and/or controls, either directly or indirectly, six companies, Altea Investments, Ltd., Gata Investments, Ltd., Baychester Investments, Ltd., Bekeman Investments, Ltd., RDT Investments, Ltd. and S D Investments, Ltd., which, in the aggregate, hold 5,800,000 shares or 25.8% of our common stock. We owe TVP Capital Corp. $188,052 for net advances made by it to us. These advances are non-interest bearing and payable on demand. Imputed interest expense for the year ended December 31, 2001 and for the period from April 6, 2000 (date of inception) to December 31, 2001 was $6,750 which was credited to additional paid-in capital.

      We entered into a consulting agreement with James English, one of our directors, on December 13, 2001, pursuant to which Mr.English agreed to develop distribution strategies for the automotive and diesel aftermarket, introduce us to, and negotiate with, automotive and diesel aftermarket distribution networks and serve as our liaison with technical consultants. The consulting agreement is for a three-year term but may be terminated by us for cause. In consideration for Mr. English's services, we issued to him options to purchase:


      - 200,000 shares of our common stock at an exercise price of $0.50 per share;
      - 200,000 shares of our common stock at an exercise price of $1.00 per share; and
      - 200,000 shares of our common stock at an exercise price of $2.00 per share.

The options are exercisable at any time during the three-year period commencing on December 13, 2001.

      Maurizio DeCarli and Mario Salvatore Pandolfo each own 4,900,000 shares, or 21.78%, of our common stock. Mr. DeCarli and Dr. Pandolfo were principals of EC2000, Inc. prior to its merger with and into our wholly owned subsidiary, Grand Acquisition Corp., and they are the owners of the Fuel Energizing Cell technology, which they have licensed to us. Dr. Pandolfo is the majority stockholder of Sonical S.R.L., a company located in Tuscania, Italy. As of the year ended December 31, 2001, we paid a deposit of $388,000 to Sonical S.R.L. for the future purchase of 10,000 units of inventory. The total cost for such inventory is $958,795.

      Dr. Pandolfo has issued to us two promissory notes, each dated as of September 30, 2001. Each note is for an aggregate principal amount of $500,000; however, we have only funded $110,000 of the second note. The notes bear interest at the prime rate and the principal amount and all accrued and unpaid interest on the notes was payable on November 2, 2001. As of November 2, 2001, we agreed to extend the maturity date of the principal amount and the accrued and unpaid interest on the notes until November 2, 2003. On the due date of the notes, we have the option to convert the outstanding principal and accrued and unpaid interest due on the notes into shares of our common stock held by Dr. Pandolfo at a conversion rate of $1.00 per share. However, if at any time during the term of the notes, the bid price for our common stock equals or exceeds $4.00 per share for a period of twenty consecutive trading days, the outstanding balance shall automatically be converted into shares of our common stock held by Dr. Pandolfo at a rate of $1.00 per share.

      On April 11, 2000, we issued 4,000,000 shares of common stock to our founders, Capital Advisory Partners, LLC, Kilkenny Group LLC, Rathgar LLC, Finglas LLC and Monkstown LLC, at par value, $.0001 per share or $400.

      In April 2001, Dr. Pandolfo and Maurizio DeCarli each acquired an additional 500,000 shares of our common stock, and TVP Capital Corp. acquired an additional 1,000,000 shares of our common stock, pursuant to stock purchase agreements with certain of our existing stockholders.

      On April 16, 2001, EC2000, Inc., merged with and into Grand Acquisition Corp., our wholly owned subsidiary. In connection with the merger, we issued 18,500,000 shares, or 82.2%, of our common stock in exchange for all the issued and outstanding shares of EC2000, Inc. held its eight stockholders. These stockholders included Bondy & Schloss LLP, our counsel, Dr. Pandolfo, Maurizio DeCarli, TVP Capital Corp., a corporation controlled by Mr. Pangia, and six other entities controlled by Mr. Pangia.

      We are party to a license agreement with Dr. Pandolfo, Maurizio DeCarli and Massimo DeCarli that grants us the exclusive right to manufacture and market the Fuel Energizing Cell in the United States, Canada, South America, Malaysia, Singapore, Japan, Philippines, Thailand, North Korea, South Korea and China. The license was originally granted to EC2000, Inc. in August 2000 and, pursuant to the terms of the license, our rights granted pursuant to the license shall continue in perpetuity. In consideration for the license grant, EC2000, Inc. issued to the licensors an aggregate of 9,250,000 shares of its common stock. Pursuant to the terms of the license agreement, upon the effective date of EC2000, Inc.'s merger with and into Grand Acquisition Corp., the license was automatically assigned to Grand Acquisition Corp.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:


  EXHIBIT
   NUMBER              DESCRIPTION OF DOCUMENT
   ------              -----------------------
   3.1   Articles of Incorporation and By-laws                             (A)
   3.2   Amendment No. 1 to the By-Laws                                    (A)
  10.1   Agreement with Capital Advisor Partners, LLC                      (A)
  10.2   Lock-Up Agreements                                                (A)
  10.9   Consulting Agreement between our company and James K. English     (A)


(A) Incorporated by reference to our registration statement on Form SB-2 (File No. 333-71752)


      (b) During the fourth quarter of 2001, on October 10, 2001, we filed with the Securities and Exchange Commission an amendment to our current report on Form 8-K/A. Such report related to the filing of certain financial information and pro forma financial information relating to our merger with EC2000, Inc.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                    GRAND ENTERPRISES, INC.


                                    By: /s/ Teodosio V. Pangia
                                        --------------------------
                                          Teodosio V. Pangia
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


         SIGNATURE                    TITLE                      DATE
         ---------                    -----                      ----
  /s/ Teodosio V. Pangia    President, Director and         April 15, 2002
  ----------------------    Chief Executive Officer
    Teodosio V. Pangia      (Principal Executive
                            Officer and Principal
                            Accounting Officer)

   /s/ James K. English     Director                        April 15, 2002
   --------------------
     James K. English

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................  F-2
CONSOLIDATED BALANCE SHEET
  DECEMBER 31, 2001.........................................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
  YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 6,
  2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001....  F-4
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 6,
  2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001....  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 6,
  2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001....  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Grand Enterprises

     We have audited the accompanying consolidated balance sheet of GRAND ENTERPRISES, INC. AND SUBSIDIARY (A Development Stage Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and the periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Enterprises, Inc. and Subsidiary of December 31, 2001, and their results of operations and cash flows for the year ended December 31, 2001 and the periods from April 6, 2000 (date of inception) to December 31, 2000 and 2001, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue from its operations through December 31, 2001 and has incurred losses of approximately $147,000. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          J.H. COHN LLP

Roseland, New Jersey
March 15, 2002

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2001

                                ASSETS
Current assets:
  Cash......................................................  $   2,733
  Deposit with related party................................    388,000
  Other current assets......................................      6,000
                                                              ---------
     Total..................................................  $ 396,733
                                                              =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  56,311
  Advances from stockholders................................    188,052
                                                              ---------
     Total liabilities......................................    244,363
                                                              ---------
Stockholders' equity:
  Preferred stock, par value $.001 per share; 20,000,000
     shares authorized; none issued.........................         --
  Common stock, par value $.001 per share; 80,000,000 shares
     authorized; 22,500,000 shares issued and outstanding...     22,500
  Additional paid-in capital................................    887,250
  Notes receivable -- stockholder...........................   (610,000)
  Deficit accumulated during the development stage..........   (147,380)
                                                              ---------
     Total stockholders' equity.............................    152,370
                                                              ---------
     Total..................................................  $ 396,733
                                                              =========

                See Notes to Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 2001 AND PERIODS
      FROM APRIL 6, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001

                                                                       APRIL 6 TO DECEMBER 31,
                                                                       -----------------------
                                                            2001          2000         2001
                                                         -----------   -----------   ---------
General and administrative expenses....................  $   114,015   $    65,987   $ 180,002
Research and development expenses......................                      6,000       6,000
                                                         -----------   -----------   ---------
Operating loss.........................................     (114,015)      (71,987)   (186,002)
                                                         -----------   -----------   ---------
Other:
  Interest expense.....................................       (6,750)                   (6,750)
  Interest income......................................       37,824         7,548      45,372
                                                         -----------   -----------   ---------
     Totals............................................       31,074         7,548      38,622
                                                         -----------   -----------   ---------
Net loss...............................................  $   (82,941)  $   (64,439)  $(147,380)
                                                         ===========   ===========   =========
Basic net loss per share...............................  $       (--)  $       (--)
                                                         ===========   ===========
Basic weighted average common shares outstanding.......   22,500,000    17,812,500
                                                         ===========   ===========

                See Notes to Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          YEAR ENDED DECEMBER 31, 2001 AND PERIODS FROM APRIL 6, 2000
               (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001

                                                                                                 DEFICIT
                                                                                    NOTE       ACCUMULATED
                         PREFERRED STOCK         COMMON STOCK       ADDITIONAL   RECEIVABLE    DURING THE
                       -------------------   --------------------    PAID-IN        FROM       DEVELOPMENT
                         SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     STOCKHOLDER      STAGE        TOTAL
                       ----------   ------   ----------   -------   ----------   -----------   -----------   ----------
Proceeds from the
  issuance of shares
  to founders........          --   $  --     3,000,000   $ 3,000                                            $    3,000
Effects of reverse
  acquisition........                         4,000,000     4,000   $ (154,000)                                (150,000)
Note receivable from
  stockholder........                                                             $(500,000)                   (500,000)
Issuance of shares to
  founders for patent
  rights.............                         9,250,000     9,250       (9,250)
Shares sold through
  private placement..                         6,250,000     6,250    1,043,750                                1,050,000
Net loss.............                                                                           $ (64,439)      (64,439)
                       ----------   -----    ----------   -------   ----------    ---------     ---------    ----------
Balance, December 31,
  2000...............          --      --    22,500,000    22,500      880,500     (500,000)      (64,439)      338,561
Note receivable from
  stockholder........                                                              (110,000)                   (110,000)
Interest to
  stockholders.......                                                    6,750                                    6,750
Net loss.............                                                                             (82,941)      (82,941)
                       ----------   -----    ----------   -------   ----------    ---------     ---------    ----------
Balance, December 31,
  2001...............          --   $  --    22,500,000   $22,500   $  887,250    $(610,000)    $(147,380)   $  152,370
                       ==========   =====    ==========   =======   ==========    =========     =========    ==========

                See Notes to Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEAR ENDED DECEMBER 31, 2001 AND PERIODS
      FROM APRIL 6, 2000 (DATE OF INCEPTION) TO DECEMBER 31, 2000 AND 2001

                                                                       APRIL 6 TO DECEMBER 31,
                                                                       -----------------------
                                                             2001         2000         2001
                                                           ---------   ----------   ----------
Operating activities:
  Net loss...............................................  $ (82,941)  $  (64,439)  $ (147,380)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Interest expense on advances to stockholders........      6,750                     6,750
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets.........     60,245      (66,245)      (6,000)
       Deposit with related party........................   (388,000)                 (388,000)
       Accounts payable and accrued expenses.............     38,181       18,130       56,311
                                                           ---------   ----------   ----------
          Net cash used in operating activities..........   (365,765)    (112,554)    (478,319)
                                                           ---------   ----------   ----------
Investing activities:
  Issuance of notes receivable -- stockholder............   (110,000)    (500,000)    (610,000)
  Repayments from (advances to) stockholders.............    393,510     (205,458)     188,052
                                                           ---------   ----------   ----------
          Net cash provided by (used in) investing
            activities...................................    283,510     (705,458)    (421,948)
                                                           ---------   ----------   ----------
Financing activities:
  Proceeds from issuance of common stock to founders.....                   3,000        3,000
  Proceeds from issuances of common stock................               1,050,000    1,050,000
  Payment in connection with reverse acquisition.........                (150,000)    (150,000)
                                                                       ----------   ----------
          Net cash provided by financing activities......                 903,000      903,000
                                                                       ----------   ----------
Net increase (decrease) in cash..........................    (82,255)      84,988        2,733
Cash, beginning of period................................     84,988           --           --
                                                           ---------   ----------   ----------
Cash, end of period......................................  $   2,733   $   84,988   $    2,733
                                                           =========   ==========   ==========

                See Notes to Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND BASIS OF PRESENTATION:

     Prior to April 16, 2001 Grand Enterprises, Inc. was an inactive public company. On April 16, 2001, pursuant to an agreement and plan of reorganization and merger, EC2000, Inc., a Delaware corporation, merged with and into Grand Enterprises, Inc.'s wholly owned subsidiary, Grand Acquisition Corp. In connection with this transaction, Grand Enterprises, Inc. issued 18,500,000 shares of its common stock to the stockholders of EC2000, Inc. in exchange for all of the outstanding shares of EC2000, Inc. held by such stockholders. After the merger, the stockholders of EC2000, Inc. owned the majority of the issued and outstanding shares of Grand Enterprises, Inc. Accordingly, the combination has been accounted for as a reverse acquisition and, for accounting purposes, EC2000, Inc. was the accounting acquirer and Grand Enterprises, Inc. was the accounting acquiree.

     These financial statements are the historical financial statements of EC2000, Inc. from April 6, 2000 through April 16, 2001. After April 16, 2001, the assets and liabilities of Grand Enterprises, Inc. were combined with those of EC2000, Inc. Prior to the combination with EC200, Inc., Grand Enterprises, Inc. had no assets or liabilities. For accounting purposes, we adopted a December 31 year end. The term the "Company" as used herein refers to Grand Acquisition Corp. and its wholly owned subsidiary.

     The Company is a party to a license agreement with Dr. Mario Pandolfo, a principal stockholder of the Company, Maurizio DeCarli and Massimo DeCarli that grants to the Company the exclusive right to manufacture and market a patented fuel reduction technology (the "Property") in the United States, Canada, South America, Malaysia, Singapore, Japan, Philippines, Thailand, North Korea, South Korea and China. The license was originally granted to EC2000, Inc. in August 2000 and, pursuant to the terms of the license, the rights granted pursuant to the license shall continue in perpetuity. In consideration for the license grant, EC2000, Inc. issued to the licensors an aggregate of 9,250,000 shares of its common stock. Pursuant to the terms of the license agreement, upon the effective date of EC2000, Inc.'s merger with and into Grand Acquisition Corp., the license was automatically assigned to Grand Acquisition Corp. We have valued the license at the historical cost basis of the patent which is nil.

     As of December 31, 2001, the Company's operations were limited to organizational activities. It has not generated any revenue from operations through that date. Accordingly, it is considered a "development stage company" for accounting purposes.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of December 31, 2001, the Company has not generated any revenue from its operations and has incurred losses of approximately $147,000 from inception. Management believes that the Company will not generate any revenue until it obtains U.S. patents for the Property. Management believes that the Company will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans to obtain additional financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least December 31, 2002 or that, ultimately, it will be able to generate any profits from the sale of the Property. If the Company is unable to obtain the financing it requires, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

     The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classifications of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of EC2000, Inc. and Grand Enterprises, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

 USE OF ESTIMATES:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

 CONCENTRATIONS OF CREDIT RISK:

     The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed Federal insurance limits. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

 RESEARCH AND DEVELOPMENT EXPENSES:

     Research and development expenses are expensed as incurred.

 EARNINGS (LOSS) PER SHARE:

     The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had net losses for the year ended December 31, 2001, the assumed effects of the exercise of 600,000 options outstanding at December 31, 2001 would have been anti-dilutive. The Company did not have any potentially dilutive common shares outstanding during the period from April 6, 2000 (date of inception) to December 31, 2000.

 INCOME TAXES:

     The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

 STOCK BASED COMPENSATION:

      In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options granted to employees has been applied instead if such amounts differ materially from the historical amounts.

      In accordance with SFAS 123, the Company will also recognize the cost of shares, options, warrants and other equity instruments issed to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

NOTE 3 -- NOTE RECEIVABLE:

     As of December 31, 2001, the Company had notes receivable of $610,000 from Dr. Pandolfo that are due on November 2, 2003, bear interest at the prime rate and are collateralized by shares of the Company's stock owned by Dr. Pandolfo (the "Shares"). Upon the due date, the Company has the option to convert the outstanding balances into the Shares at $1 per share. However, if at any time during the term of the notes, the bid price for the Company's common stock equals or exceeds $4 per share for a period of twenty consecutive

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

trading days, the outstanding balances are automatically converted into the Shares at $1 per share. The Company earned interest of $37,824 and $45,372 on the aforementioned notes for the year ended December 31, 2001 and for the period from April 6, 2000 (date of inception) to December 31, 2001, respectively.

NOTE 4 -- ADVANCES FROM STOCKHOLDERS:

     As of December 31, 2001, the Company had received advances of $188,052 from its stockholders. These advances are non-interest bearing and are due on demand. Imputed interest expense for the year ended December 31, 2001 and for the period from April 6, 2000 (date of inception) to December 31, 2001 was $6,750 which was credited to additional paid-in capital.

     At December 31, 2001, the Company had a deposit of $388,000 with a related party for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795.

     The founders provided services to the Company for the year ended December 31, 2001 and for the period from April 6, 2000 (date of inception) to December 31, 2001 for which they were not compensated.

NOTE 5 -- PREFERRED STOCK:

     As of December 31, 2001, the Company was authorized to issue up to 20,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors, subject to certain limitations set forth in the Company's Articles of Incorporation. No shares of preferred stock had been issued by the Company as of December 31, 2001.

NOTE 6 -- INCOME TAXES:

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $147,000 available to reduce future Federal and state taxable income which will expire through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets of approximately $59,000 attributable to the potential benefits from the utilization of those net operating loss carryforwards by an equivalent valuation allowance of December 31, 2001 and did not recognize a credit for income taxes for the period from April 6, 2000 (date of inception) to December 31, 2001. As a result of the increases in the valuation allowance of $33,000, $26,000 and $59,000 during the year ended December 31, 2001, for the period from April 6, 2000 (date of inception) to December 31, 2000 and for the period from April 6, 2000 (date of inception) to December 31, 2001, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations.


NOTE 7 -- CONSULTING AGREEMENT:

     On December 13, 2001, the Company entered into a three-year agreement with one of its directors, pursuant to which, the director agreed to develop distribution strategies for the automotive and diesel aftermarket and serve as a technical consultant. In consideration for these services, the Company issued options, expiring December 13, 2004, to purchase common stock as follows:

                      Number of             Exercise
                       Options                Price
                      ---------          ---------------
                       200,000           $.50 per share
                       200,000           $1.00 per share
                       200,000           $2.00 per share
                      ---------          ---------------
           Total       600,000
                      =========
Weighted average exercise price          $1.17 per share

     The afforementioned agreement had an immaterial impact on the Company's Statement of Operations for the year ended December 31, 2001 and the period from April 6, 2000 (date of inception) to December 31, 2001.

     The Company's pro forma net loss and pro forma loss per common share for the year ended December 31, 2001 determined assuming compensation cost had been recognized based on the fair value of the options at the grant date using the Black-Scholes method, as required by SFAS 123, would not differ materially from the corresponding historical amounts.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER              DESCRIPTION OF DOCUMENT
   ------              -----------------------
   3.1   Articles of Incorporation and By-laws                             (A)
   3.2   Amendment No. 1 to the By-Laws                                    (A)
  10.1   Agreement with Capital Advisor Partners, LLC                      (A)
  10.2   Lock-Up Agreements                                                (A)
  10.9   Consulting Agreement between our company and James K. English     (A)


(A) Incorporated by reference to our registration statement on Form SB-2 (File No. 333-71752)