Form 10QSB/A
period 2001-06-30
GRAND ENTERPRISES INC/DE
filed 2002-04-17
CIK 1115584

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

   ____________________________________TO ___________________________________

                        COMMISSION FILE NUMBER 333-71752


                             GRAND ENTERPRISES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                13-4118624
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


               119 WEST 23RD STREET, SUITE 507, NEW YORK, NY 10011 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

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

                                    PART I

Item 1.  Financial Statements

                             GRAND ENTERPRISES, INC.
                          (A Development Stage Company)


                                                                                PAGE
                                                                                ----

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED  BALANCE SHEET (RESTATED)
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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
  SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 6, 2000
  (DATE OF INCEPTION) TO JUNE 30, 2001 (UNAUDITED)                                5



                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
                                JUNE 30, 2001
                                 (Unaudited)


                     ASSETS

Current assets:
     Cash                                                                $     1,985
     Inventory advances to related party                                     160,000
     Advances to stockholders                                                145,024
     Prepaid expenses and other current assets                                16,245
                                                                         -----------

          Total                                                          $   323,254
                                                                         ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable and accrued expenses              $    34,228
                                                                         -----------
          Total liabilities                                                   34,228
                                                                         -----------

Stockholders' equity:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                    --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding                   22,500
    Additional paid-in capital                                               880,500
    Note receivable - stockholder                                           (500,000)
    Deficit accumulated during the development stage                        (113,974)
                                                                         -----------
          Total stockholders' equity                                         289,026
                                                                         -----------

          Total                                                          $   323,254
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
                                            ==========      ==========      ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
         SIX MONTHS ENDED JUNE 30, 2001 AND PERIOD FROM APRIL 6, 2000
                     (DATE OF INCEPTION) TO JUNE 30, 2001
                                 (Unaudited)

                                                                               Six
                                                                             Months
                                                                              Ended
                                                                             June 30,
                                                                               2001         Cumulative
                                                                               ----         ----------
Operating activities:
     Net loss                                                              $   (49,535)     $  (113,974)
     Adjustments to reconcile net loss to net cash used in
        operating activities - changes in operating
        assets and liabilities:
          Prepaid expenses and other current assets                             50,000          (16,245)
          Inventory advances to a related party                               (160,000)        (160,000)
          Accounts payable and accrued expenses                                 16,098           34,228
                                                                           -----------      -----------
              Net cash used in operating activities                           (143,437)        (255,991)
                                                                           -----------      -----------

Investing activities:
     Issuance of note receivable - stockholder                                                 (500,000)
     Repayments from (advances to) stockholders                                 60,434         (145,024)
                                                                           -----------      -----------
              Net cash provided by (used in) investing activities               60,434         (645,024)
                                                                           -----------      -----------

Financing activities:
     Proceeds from issuance of common stock to founders                                           3,000
     Proceeds from issuances of common stock                                                  1,050,000
     Payment in connection with reverse acquisition                                            (150,000)
                                                                           -----------      -----------
              Net cash used in financing activities                                 --          903,000
                                                                           -----------      -----------

Net increase (decrease) in cash                                                (83,003)           1,985
Cash, beginning of period                                                       84,988               --
                                                                           -----------      -----------

Cash, end of period                                                        $     1,985      $     1,985
                                                                           ===========      ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    GRAND ENTERPRISES, INC. AND SUBSIDIARY
                        (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1 - Business and basis of presentation:

         On April 16, 2001, pursuant to an agreement and plan of reorganization and merger, Grand Enterprises, Inc. ("Grand"), an inactive publicly-held company, acquired EC 2000, Inc. ("EC 2000") by issuing 18,500,000 shares of Grand's common stock to stockholders of EC 2000 in exchange for all of the outstanding shares of EC 2000. The stockholders of EC 2000, after the acquisition, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, EC 2000 is the accounting acquirer and Grand is the accounting acquiree. Grand and EC 2000 are collectively referred to as (the "Company").

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

         On August 29, 2000, the Company signed an exclusive license agreement (the "License Agreement") with Dr. Mario Pandolfo. The license agreement gave the Company the right to, among other things, file for a patent for the Property, in certain countries, as defined. As an inducement for Dr. Pandolfo to enter into the License Agreement, the Company issued to Dr. Pandolfo 9,250,000 shares of common stock. The patent was valued at its historical cost basis of nil.

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

         In previously issued financial statements, the Company recorded the full amount of its inventory commitment with a corresponding liability to a related party without taking title to the inventory. In these restated financial statements, the inventory purchase has been reversed, with any funds paid for the inventory being recorded as an advance.


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

Note 3 - Note receivable:

          As of June 30, 2001, the Company had a note receivable of $500,000 from Dr. Pandolfo that is due on November 2, 2003 and bears interest at the prime rate. Upon the due date, the Company has the option to convert the outstanding balance into shares of treasury stock at $1 per share. However, if at any time during the term of the note, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balance is automatically converted into treasury stock at $1 per share.

Note 4 - Advances to and from stockholders and related party matters:

          As of June 30, 2001, the Company had a receivable of $145,024 from its stockholders. These advances were noninterest bearing and due on demand.

          As of June 30, 2001, the Company made an advance of $160,000 to a related party for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795.

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



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATING EXPENSES

      For the three and six months ended June 30,2001 and the period from April 6, 2000 (date of inception) to June 20, 2001, The Company incurred operating expenses of approximately $65,000, $73,000 and $145,000, respectively, consisting primarily of professional fees relating to general corporate matters.

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

LIQUIDITY AND CAPITAL RESOURCES

      On October 26, 2000, the Company sold 6,250,000 shares of common stock through a private placement and received proceeds of $1,050,000. To date, the Company has utilized approximately $256,000 in its operating activities primarily to fund its net loss of $114,000 and inventory advances made to a related party in the amount of $160,000. The Company had made advances to its principle stockholder of approximately $645,000, paid $150,000 in connection with the reverse acquisition. As a result of the aforementioned, the Company, on June 30, 2001 only had approximately $2,000 of cash.

      As of June 30, 2001 the Company had not generated any revenues from operations and, accordingly, is in the development stage. The Company does not expect to generate any revenues from its planned operations prior to the second quarter of 2002. Management believes that the Company will need additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2001. Management plans to obtain such financing through private offerings of debt and equity securities. However, Management cannot assure you that the Company will be able to obtain such funds. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern absent such financing.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None.

ITEM 2 - CHANGES IN SECURITIES

            None.

ITEM 3 - DEFAULT IN SENIOR SECURITIES

            None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 4, 2001. On April 16, 2001, the Company acquired all of the stock and assets of EC2000, Inc., or "EC2000", a Delaware company, through the merger of EC2000 with and into Grand Acquisitions Corp., or "GAC", the Company's wholly-owned subsidiary (the "Merger"). The stockholders of EC2000, after the Merger, owned the majority of the combined company. Accordingly, the combination has been accounted for as a reverse acquisition whereby, for accounting purposes, EC2000 is the accounting acquiror and Grand Enterprises, Inc. is the accounting acquiree. The financial statements included herein are the historical financial statements of EC2000 and include the acquisition of Grand Enterprises, Inc. since the date of the merger. On that same date, Patricia A. Meding resigned as president and secretary of the Company and Teodosio V. Pangia was elected as president, chief executive officer and secretary. Mr. Pangia is the sole principal of TVP Capital Corp., a Delaware corporation and one of the principal stockholders of the Company.

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

         Date: April 12, 2002