Form 10QSB/A
period 2001-09-30
GRAND ENTERPRISES INC/DE
filed 2002-04-17
CIK 1115584

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

                                                                                                                     PAGE
CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
     SEPTEMBER 30, 2001 (UNAUDITED)                                                                                   F-2

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 6, 2000
     (DATE OF INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)                                                            F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                                                         F-6/8


                                      * * *

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                CONDENSED CONSOLIDATED BALANCE SHEET (RESTATED)
                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash                                                                                               $   1,902
     Inventory advances to related party                                                                  388,000
                                                                                                        ---------

          Total                                                                                         $ 389,902
                                                                                                        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                                              $  58,721
     Advances from stockholders                                                                            77,380
                                                                                                        ---------
          Total liabilities                                                                               136,101
                                                                                                        ---------

Stockholders' equity:
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                                                 --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding                                                22,500
    Additional paid-in capital                                                                            880,500
    Note receivable - stockholder                                                                        (500,000)
    Deficit accumulated during the development stage                                                     (149,199)
                                                                                                        ---------
          Total stockholders' equity                                                                      253,801
                                                                                                        ---------

          Total                                                                                         $ 960,697
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
                                           ============    =========       =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
       NINE MONTHS ENDED SEPTEMBER 30, 2001 AND PERIOD FROM APRIL 6, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
                                   (Unaudited)

                                                                                Nine
                                                                               Months
                                                                               Ended
                                                                             September
                                                                              30, 2001        Cumulative
                                                                            -----------       -----------
Operating activities:
     Net loss                                                               $   (84,670)      $  (149,199)
     Adjustments to reconcile net loss to net cash
        used in operating activities - changes in operating
        assets and liabilities:
          Prepaid expenses and other current assets                              66,245
          Inventory advances to related party                                  (338,000)         (388,000)
          Accounts payable and accrued expenses                                  40,501            58,721
                                                                            -----------       -----------
              Net cash used in operating activities                            (365,924)         (478,478)
                                                                            -----------       -----------

Investing activities:
     Issuance of note receivable - stockholder                                                   (500,000)
     Repayments from stockholders                                               282,838            77,380
                                                                            -----------       -----------
              Net cash provided by (used in) investing activities               282,838          (422,620)
                                                                            -----------       -----------

Financing activities:
     Proceeds from issuance of common stock to founders                                             3,000
     Proceeds from issuances of common stock                                                    1,050,000
     Payment in connection with reverse acquisition                                              (150,000)
                                                                            -----------       -----------
              Net cash used in financing activities                                  --           903,000
                                                                            -----------       -----------

Net increase (decrease) in cash                                                 (83,086)            1,902

Cash, beginning of period                                                        84,988                --


Cash, end of period                                                         $     1,902       $     1,902
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

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and basis of presentation (concluded):

         On August 29, 2000, the Company signed an exclusive license agreement (the "License Agreement") with Dr. Mario Pandolfo (the "Owner"). The license agreement gave the Company the right to, among other things, file for a patent for the Property, in certain countries, as defined. As an inducement for to Dr. Pandolfo to enter into the License Agreement, the Company issued to Dr. Pandolfo 9,250,000 shares of common stock. The patent was valued at its historical cost basis of nil.

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

Note 3 - Note receivable:
         As of September 30, 2001, the Company had a note receivable of $500,000 from Dr. Pandolfo that is due on November 2, 2003 and bears interest at the prime rate. Upon the due date, the Company has the option to convert the outstanding balance into shares of treasury stock at $1 per share. However, if at any time during the term of the note, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balance is automatically converted into treasury stock at $1 per share.

Note 4 - Advances to and from stockholders and related party matters:
         As of September 30, 2001, the Company had received a net advance of $77,380 from its stockholders. These advances were noninterest bearing and due on demand.

         As of September 30, 2001, the Company had made an advance of $388,000 to a related party for the future purchase of 10,000 units of inventory aggregating $958,795.

         The founders provided services to the Company for the three and nine months ended September 30, 2001 and for the period from April 6, 2000 (date of inception) to September 30, 2001 for which they were not compensated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING EXPENSES

         For the three and nine months ended September 30, 2001 and the period from April 6, 2000 (date of inception) to September 30, 2001, the Company incurred operating expenses of approximately $43,000, $116,000 and $187,000, respectively, consisting primarily of professional fees relating to general corporate matters.

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

         To date, the Company has utilized approximately $366,000 in its operating activities primarily to fund its net loss and advances made of $388,000 to a related party for the future purchase of 10,000 units of inventory aggregating $958,795. The Company had made advances to its principal stockholder of approximately $500,000 and $150,000 in connection with the reverse acquisition. As a result of the aforementioned, the Company, on September 30, 2001 only had approximately $2,000 of cash.

         As of September 30, 2001 the Company had not generated any revenues from operations and, accordingly is in the development stage. The Company does not expect to generate any revenues from its planned operations prior to the third quarter of 2002. Management believes that the Company will need additional financing of approximately $250,000 to continue to operate as planned during the twelve-month period subsequent to September 30, 2001. Management plans to obtain such financing through private offerings of debt and equity securities. However, Management cannot assure you that the Company will be able to obtain such funds. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern absent such financing.

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

                                      Date:      April 12, 2002