Form 10QSB
period 2002-03-31
GRAND ENTERPRISES INC/DE
filed 2002-05-20
CIK 1115584

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 333-71752

                             GRAND ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 13-4118624
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                              119 WEST 23RD STREET
                               NEW YORK, NY 10011
          (Address, including zip code, of principal executive offices)

                                 (646) 486-3900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes   X     No
       ----       ----

(2)Yes   X     No
       ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock, par value $0.001, 22,500,000 shares outstanding as of May 15, 2002.

                             GRAND ENTERPRISES, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

         See financial statements beginning on page F-1.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         The following discussion should be read in conjunction with our financial statements and the notes to our financial statements that appear in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

         We are party to a license agreement with Dr. Mario Pandolfo, Maurizio DeCarli and Massimo DeCarli that grants us the exclusive right to manufacture and market the Fuel Energizing Cell in the United States, Canada, South America, Malaysia, Singapore, Japan, Philippines, Thailand, North Korea, South Korea and China. The license was originally granted to EC2000, Inc. in August 2000 and, pursuant to the terms of the license, our rights granted pursuant to the license shall continue in perpetuity. In consideration for the license grant, EC2000, Inc. issued to the licensors an aggregate of 9,250,000 shares of its common stock.

         Pursuant to the terms of the license agreement, upon the effective date of EC2000, Inc.'s merger with and into Grand Acquisition Corp., the license was automatically assigned to Grand Acquisition Corp. We have valued the license at the patent's historical cost basis, which is nil.

         As of March 31, 2002, our operations were limited to organizational activities. We have not generated any revenue from operations through that date. Accordingly, we are considered a "development stage company" for accounting purposes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES:

         Our discussion and analysis of our financial condition and plan of operation are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS:

         Comparison of results of operations for the three months ended March 31, 2002 and 2001.

         Revenues. We did not have any revenues during the three months ended March 31, 2002 or 2001.

         General and Administrative Expenses. General and administrative expenses increased by approximately $77,000 to $85,000 for the three months ended March 31, 2002 from $8,000 for the three months ended March 31, 2001. This increase was attributable to professional fees of approximately $71,000 expended in connection with the preparation of our regulatory filings and consulting fees of $7,000 relating to the grant of stock options. From our inception, we have incurred general and administrative expenses of approximately $265,000.

         Interest Income. Interest income was $9,000 for the three months ended March 31, 2002 and $11,000 for the three months ended March 31, 2001 and consists of interest earned on the notes receivable from Dr. Mario Pandolfo. From inception, we have earned approximately $55,000 of interest in these notes.

         Interest Expense. Interest expense was approximately $4,000 for the three months ended March 31, 2002 and was nil for the three months ended March 31, 2001, which consists of interest on the advances from stockholders. From inception, we have incurred interest expense of approximately $10,000 on these advances.

         Net Income (Loss). Net loss was $79,000 for the three months ended March 31, 2002. Net income was $4,000 for the three months ended March 31, 2001. Since our inception, our accumulated loss was approximately $226,000. The reasons for our net loss and net income are explained above.

LIQUIDITY AND CAPITAL RESOURCES:

         Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any revenue from operations and are still in a development stage. We have incurred a cumulative loss of approximately $226,000 through March 31, 2002 and have very little cash on hand. We believe that we will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to March 31, 2002. These matters raise substantial doubt about our ability to continue as a going concern.

         We plan to obtain financing through private offerings of debt and equity securities. However, we cannot assure you that we will be able to obtain any or all of the additional financing we will need in order to continue to operate at least through March 31, 2003 or that, ultimately, we will be able to generate any profits from the sale of the Fuel Energizing Cell. If we are unable to obtain the financing we require, we may have to curtail or terminate our operations, liquidate our remaining assets and liabilities, and/or seek protection from our creditors under federal or state bankruptcy laws.

         Prior to our merger with EC2000, Inc., on October 26, 2000, EC2000, Inc., sold 6,250,000 shares of its common stock through a private offering and received gross proceeds of $1,050,000. Through March 31, 2002, we have used these proceeds, in part, to fund our loss of approximately $226,000, advance $150,000 to effectuate the combination with EC 2000, Inc., as well as pay a deposit of $388,000 to Sonical S.R.L., a company controlled by Dr. Mario Pandolfo, a principal stockholder of our company, for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795. In addition, through March 31, 2002, we received advances from our principal stockholders of approximately $422,000 and we loaned $797,000 in the form of two notes to Dr. Pandolfo, a principal stockholder. These notes bear interest at the prime rate and are due on November 2, 2003 and are secured by shares of our common stock owned by Dr. Pandolfo.

PLAN OF OPERATION

         Our plan of operation for the next twelve months is to begin to implement our business strategy, including finalizing and expanding non-exclusive marketing and distribution arrangements. We expect our principal expenditures during the next 18 months to include operating expenses, including general and administrative expenses.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             None.

         b)  Reports on Form 8-K

             None.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)




         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
     MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001                                   F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD
     FROM APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
     (UNAUDITED)                                                                        F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
     PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
     (UNAUDITED)                                                                        F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
     APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002 (UNAUDITED)                    F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                                           F-6/9


                                      * * *

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                                                                                March          December
                                              ASSETS                          31, 2002          31, 2001
                                              ------                         -----------      -----------
                                                                             (Unaudited)
Current assets:
     Cash                                                                    $        89      $     2,733
     Deposit with related party                                                  388,000          388,000
     Other current assets                                                          6,000            6,000
                                                                             -----------      -----------

          Totals                                                                $394,089         $396,733
                                                                                ========         ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                       -------------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                     $  74,175        $  56,311
     Advances from stockholders                                                  422,439          188,052
                                                                               ---------        ---------
          Total liabilities                                                      496,614          244,363
                                                                               ---------        ---------

Stockholders' equity (deficiency):
    Preferred stock, par value $.001 per share; 20,000,000 shares
       authorized; none issued                                                        --               --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding                       22,500           22,500
    Unearned compensation                                                        (72,223)
    Additional paid-in capital                                                   970,650          887,250
    Notes receivable - stockholder                                              (797,000)        (610,000)
    Deficit accumulated during the development stage                            (226,452)        (147,380)
                                                                               ---------        ---------
          Total stockholders' equity (deficiency)                               (102,525)         152,370
                                                                               ---------        ---------

          Totals                                                                $394,089         $396,733
                                                                                ========         ========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD
            FROM APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)

                                                           Three                Three
                                                           Months              Months
                                                           Ended                Ended
                                                           March                March
                                                          31, 2002             31, 2001             Cumulative
                                                        ------------         ------------         ------------
General and administrative expenses                     $     85,007         $      8,051         $    265,009

Research and development expenses                                 --                   --                6,000
                                                        ------------         ------------         ------------

Operating loss                                               (85,007)              (8,051)            (271,009)
                                                        ------------         ------------         ------------

Other:
     Interest expense                                         (3,400)                                  (10,150)
     Interest income                                           9,335               11,712               54,707
                                                        ------------         ------------         ------------
        Totals                                                 5,935               11,712               44,557
                                                        ------------         ------------         ------------

Net income (loss)                                       $    (79,072)        $      3,661         $   (226,452)
                                                        ============         ============         ============

Basic net income (loss) per share                       $       (--)         $         --
                                                        ============         ============

Basic weighted average common shares outstanding          22,500,000           22,500,000
                                                        ============         ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002

                                            Preferred Stock              Common Stock
                                         --------------------    ----------------------------      Unearned
                                         Shares        Amount      Shares           Amount       Compensation
                                         ------        ------    -----------     ------------    ------------
Proceeds from the issuance of shares
     to founders                             --        $   --      3,000,000     $      3,000

Effects of reverse acquisition                                     4,000,000            4,000

Note receivable from stockholder

Issuance of shares to founders
     for patent rights                                             9,250,000            9,250

Shares sold through private placement                              6,250,000            6,250

Net loss
                                         ------        ------    -----------     ------------

Balance, December 31, 2000                   --            --     22,500,000           22,500

Note receivable from stockholder

Interest to stockholders

Net loss
                                         ------        ------    -----------     ------------

Balance, December 31, 2001                   --            --     22,500,000           22,500

Note receivable from stockholder

Interest to stockholders

Stock options issued for unearned
     consulting services                                                                         $    (80,000)

Amortization of unearned consulting
     services                                                                                           7,777

Net loss
                                         ------        ------    -----------     ------------    ------------

Balance, March 31, 2002                      --        $   --     22,500,000     $     22,500    $    (72,223)
                                         ======        ======    ===========     ============    ============

                                                                                        Deficit
                                                                         Note         Accumulated
                                                        Additional    Receivable      During the
                                                         Paid-in         from         Development
                                                         Capital      Stockholder        Stage          Total
                                                        ----------    -----------     -----------   ----------
Proceeds from the issuance of shares
     to founders                                                                                     $    3,000

Effects of reverse acquisition                          $ (154,000)                                    (150,000)

Note receivable from stockholder                                      $  (500,000)                     (500,000)

Issuance of shares to founders
     for patent rights                                      (9,250)

Shares sold through private placement                    1,043,750                                    1,050,000

Net loss                                                                              $   (64,439)      (64,439)
                                                        ----------    -----------     -----------    ----------

Balance, December 31, 2000                                 880,500       (500,000)        (64,439)      338,561

Note receivable from stockholder                                         (110,000)                     (110,000)

Interest to stockholders                                     6,750                                        6,750

Net loss                                                                                  (82,941)      (82,941)
                                                        ----------    -----------     -----------    ----------

Balance, December 31, 2001                                 887,250       (610,000)       (147,380)      152,370

Note receivable from stockholder                                         (187,000)                     (187,000)

Interest to stockholders                                     3,400                                        3,400

Stock options issued for unearned
     consulting services                                    80,000

Amortization of unearned consulting
     services                                                                                             7,777

Net loss                                                                                  (79,072)      (79,072)
                                                        ----------    -----------     -----------    ----------

Balance, March 31, 2002                                 $  970,650    $  (797,000)    $  (226,452)   $ (102,525)
                                                        ==========    ===========     ===========    ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND PERIOD FROM
               APRIL 6, 2000 (DATE OF INCEPTION) TO MARCH 31, 2002
                                   (Unaudited)

                                                                                Three                Three
                                                                                Months              Months
                                                                                 Ended              Ended
                                                                                 March              March
                                                                                31, 2002            31, 2001          Cumulative
                                                                              -----------         -----------         -----------
Operating activities:
     Net income (loss)                                                        $   (79,072)        $     3,661         $  (226,452)
     Adjustments to reconcile net (loss) income
        to net cash used in operating activities:
        Amortization of stock options issued
           for services                                                             7,777                                   7,777
        Interest expense on advances to stock-
           holders                                                                  3,400                                  10,150
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets                                                                       (6,000)
           Deposit with related party                                                                                    (388,000)
           Accounts payable and accrued expenses                                   17,864               8,000              74,175
                                                                              -----------         -----------         -----------
               Net cash provided by (used in)
                   operating activities                                           (50,031)             11,661            (528,350)
                                                                              -----------         -----------         -----------

Investing activities:
     Issuance of notes receivable - stockholder                                  (187,000)                               (797,000)
     Repayments from (advances to) stockholders                                   234,387             (69,712)            422,439
                                                                              -----------         -----------         -----------
               Net cash provided by (used in)
                   investing activities                                            47,387             (69,712)           (374,561)
                                                                              -----------         -----------         -----------

Financing activities:
     Proceeds from issuance of common stock to
        founders                                                                                                            3,000
     Proceeds from issuances of common stock                                                                            1,050,000
     Payment in connection with reverse acquisition                                                                      (150,000)
                                                                                                                      -----------
               Net cash provided by financing activities                                                                  903,000
                                                                                                                      -----------

Net increase (decrease) in cash                                                    (2,644)            (58,051)                 89

Cash, beginning of period                                                           2,733              84,988                  --
                                                                              -----------         -----------         -----------

Cash, end of period                                                           $        89         $    26,937         $        89
                                                                              ===========         ===========         ===========

Supplemental disclosure of noncash investing and financing activities:

     Issuance of stock options                                                $    80,000                             $    80,000
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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002, the changes in stockholders' equity (deficiency) for the period from April 6, 2000 (date of inception) to March 31, 2002 and the related cumulative amounts for the period from April 6, 2000 (date of inception) to March 31, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2001 and for the period April 6, 2000 (date of inception) to December 31, 2001.

         The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         As of March 31, 2002, the Company's operations were limited to organizational activities. It has not generated any revenue from operations through that date. Accordingly, it is considered a "development stage company" for accounting purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of March 31, 2002, the Company has not generated any revenue from its operations. Management believes that the Company will not generate any revenue until it obtains the license and U.S. patents for the Property. Management believes that the Company will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least March 31, 2003 or that, ultimately, it will be able to generate any profits from the sale of the Property. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

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

         Earnings (loss) per share:

         The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 6, 2000 (date of inception) to March 31, 2002.

Note 3 - Notes receivable:

         On November 3, 2000, the Company entered into an agreement with Mr. Pandolfo to lend him up to $1,000,000 in the form of two notes. The notes that are due on November 2, 2003, bear interest at the prime rate and are collateralized by the Company's stock. Upon the due date, the Company has the option to convert the outstanding balances into shares of treasury stock at $1 per share. However, if at any time during the term of the notes, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balances are automatically converted into treasury stock at $1 per share. The Company earned interest of $9,335, $11,712 and $54,707 on the aforementioned notes for the three months ended March 31, 2002 and 2001 and for the period from April 6, 2000 (date of inception) to March 31, 2002, respectively.

Note 4 - Advances from stockholders:

         As of March 31, 2002, the Company had received advances of $422,439 from its stockholders. These advances bear interest at 5.25% at March 31, 2002 and are due on demand. Interest expense was $3,400 and $10,150 for the three months ended March 31, 2002 and for the period from April 6, 2000 (date of inception) to March 31, 2002, respectively, and was credited to additional paid-in capital.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Advances from stockholders (concluded):

         At March 31, 2002, the Company had a deposit of $388,000 with a related party for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795.

         The founders provided services to the Company for the three months ended March 31, 2002 and 2001 and for the period from April 6, 2000 (date of inception) to March 31, 2002 for which they were not compensated.

Note 5 - Consulting agreement:

         The Company entered into a consulting agreement with English Automotive, Ltd. ("English") for consulting services related to testing, marketing and distribution of the Property. The term of the agreement is for three years. In consideration for the services English will provide, the Company will issue options to purchase 200,000 shares of the Company's common stock at an exercise price of $.50, $1.00 and $2.00 per share for an option period of three years from the date of issuance of the option.

         As of March 31, 2002, the Company recorded unearned consulting services of $80,000 which represents the excess of the fair value of the underlying stock price over the exercise price for the three months ended March 31, 2002 and the period from April 6, 2000 (date of inception) to March 31, 2002. The Company recorded consulting expenses of $7,777.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GRAND ENTERPRISES, INC.
                                                (Registrant)

                               By   /s/ Teodosio V. Pangia
                                    ------------------------------
                                    Teodosio V. Pangia
                                    Chairman, Chief Executive Officer and
                                    President (Principal Accounting Officer)


Date:  May 20, 2002