Form 10QSB
period 2002-06-30
GRAND ENTERPRISES INC/DE
filed 2002-08-19
CIK 1115584

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 000-30731


                             GRAND ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               13-4118624
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                            1133 BROADWAY, 8TH FLOOR
                               NEW YORK, NY 10010
          (Address, including zip code, of principal executive offices)

                                 (646) 486-3900
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, par value $0.001, 22,500,000 shares outstanding as of August 9, 2002.

                             GRAND ENTERPRISES, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     See financial statements beginning on page F-1.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALAYSIS OF
          FINANCIAL CONDITION AND PLAN OF OPERATION

     The following discussion should be read in conjunction with our financial statements and the notes to our financial statements that appear in this quarterly report on Form 10-QSB. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

     As of June 30, 2002, our operations were limited to organizational activities. We have not generated any revenue from operations through that date. Accordingly, we are considered a "development stage company" for accounting purposes.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES:

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock based compensation

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

     In accordance with SFAS 123, we will also recognize the cost of shares, options, warrants and other equity instruments issued to nonemployees as consideration for services as expense over the periods in which the related services are rendered by a charge to compensation cost and corresponding credit to additional paid-in capital. Generally, cost will be determined based on the fair value of the equity instruments at the date of issuance. The fair value of options, warrants and similar equity instruments will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all the options or other equity instruments will ultimately vest. The effect of actual forfeitures will be recognized as they occur.

RESULTS OF OPERATIONS:

     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001.

     REVENUES. We did not have any revenues during the three or six months ended June 30, 2002 or 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $20,000 to $45,000 for the three months ended June 30, 2002 from $65,000 for the three months ended June 30, 2001. However, these expenses increased by approximately $57,000 to $130,000 for the six months ended June 30, 2002 as compared to $73,000 for the comparable prior period. This increase and decrease was primarily attributable to timing of professional fees expended in connection with the preparation of our regulatory filings and, in 2002, consulting fees of $14,000 relating to the grant of stock options. From our inception, we have incurred general and administrative expenses of approximately $310,000.

     RESEARCH AND DEVELOPMENT: During the six months ended June 30, 2002, we continued the development activity of our product and incurred research and development expenses of approximately $41,000 during this period. From inception, we incurred research and development expenses of approximately $47,000.

     INTEREST INCOME. Interest income was $9,000 and $19,000 for the three and six months ended June 30, 2002 and $12,000 and $24,000 for the three and six months ended June 30, 2001 and consists of interest earned on the notes receivable from Dr. Mario Pandolfo. From inception, we have earned approximately $64,000 of interest on these notes.

     INTEREST EXPENSE. Interest expense was approximately $3,000 and $7,000 for the three and six months ended June 30, 2002 and was nil for the three and six months ended June 30, 2001, which consists of interest on the advances from stockholders. From inception, we have incurred interest expense of approximately $13,000 on these advances.

     NET LOSS. Net loss was approximately $80,000 and $160,000 for the three and six months ended June 30, 2002. Net loss was $53,000 and $50,000 for the three and six months ended June 30, 2001. Since our inception, our accumulated loss was approximately $307,000. The reasons for our net loss are explained above.

LIQUIDITY AND CAPITAL RESOURCES:

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have not generated any revenue from operations and are in a development stage. We have incurred a cumulative loss of approximately $307,000 through June 30, 2002 and have very little cash on hand. Further, our stockholders' deficiency increased by approximately $325,000 from a deficit of $236,000 at December 31, 2001 to a deficit of $561,000 at June 30, 2002. The primary reason for this increase was funding approximately $187,000 of Dr. Pandolfo's loan (see below) and our loss for the six months ended June 30, 2002. We believe that we will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2002. These matters raise substantial doubt about our ability to continue as a going concern.

     We plan to obtain financing through private offerings of debt and equity securities. However, we cannot assure you that we will be able to obtain any or all of the additional financing we will need in order to continue to operate at least through June 30, 2003 or that, ultimately, we will be able to generate any profits from the sale of the Fuel Energizing Cell. If we are unable to obtain the financing we require, we may have to curtail or terminate our operations, liquidate our remaining assets and liabilities, and/or seek protection from our creditors under federal or state bankruptcy laws.

     Prior to our merger with EC2000, Inc., on October 26, 2000, EC2000, Inc., sold 6,250,000 shares of its common stock through a private offering and received gross proceeds of $1,050,000. Through June 30, 2002, we have used these proceeds, in part, to fund our loss of approximately $307,000, advance $150,000 to effectuate the combination with EC 2000, Inc., as well as pay a cash deposit of $388,000 to Sonical S.R.L., a company controlled by Dr. Mario Pandolfo, a principal stockholder of our company, toward an open purchase order for 10,000 units of inventory. We are not required to purchase all of the units. However, if we do, the aggregate purchase price will be $958,795. Our deposit of $388,000 represents payment for what we believe will be the minimum units of inventory we will require at the initial introduction of our products in the marketplace. Further, we believe, if for any reason we cannot take title to inventory, the deposit will be refunded by Sonical S.R.L. The open purchase order is for our anticipated inventory requirements for our initial year of operations, based on our business plan. We will purchase the inventory of fuel energizing cells as a finished product ready for sale pursuant to European marketing and safety standards. We recently identified an independent third party that will modify the inventory (fuel energizing cells) to comply with standards in the United States prior to being packaged for sale in the United States and Canada. Such modifications will include how the fuel energizing cell is packaged for sale, as well as attaching certain couplings to the product, enabling the product to be installed to motors in accordance with United States Safety Standards. We plan to introduce our products to the market during the fourth quarter of 2002.

     In addition, through June 30, 2002, we received advances from our principal stockholders of approximately $460,000, and we loaned $797,000 in the form of two notes to Dr. Pandolfo, a principal stockholder. These notes bear interest at the prime rate, are due on November 2, 2003 and are secured by shares of our common stock owned by Dr. Pandolfo. Management of our company and Dr. Pandolfo both expect that these notes will be repaid pursuant to their terms.

PLAN OF OPERATION

     Our plan of operation for the next 12 months is to begin to implement our business strategy, including finalizing and expanding non-exclusive marketing and distribution arrangements. We expect our principal expenditures during the next 18 months to include operating expenses, including general and administrative expenses.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

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


                              GRAND ENTERPRISES, INC.
                              -----------------------
                                    (Registrant)


                              By /s/ Teodosio V. Pangia
                                 ------------------------------
                                 Teodosio V. Pangia
                                 Chairman, Chief Executive Officer and President (Principal Financial and Accounting Officer)


Date: August 19, 2002

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)



         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001                        F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD
     FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002 (UNAUDITED)    F-3

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
     PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
     (UNAUDITED)                                                            F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
     APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002 (UNAUDITED)         F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                                                               F-6/9



                                      * * *

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001


                                                                          June          December
                                                                        30, 2002        31, 2001
                                                                       ---------       ---------
                                      ASSETS                          (Unaudited)
Current assets:
     Cash                                                                              $   2,733
     Other current assets                                                                  6,000
                                                                       ---------       ---------

          Totals                                                       $      --       $   8,733
                                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued expenses                             $ 100,760       $  56,311
     Advances from stockholders                                          460,247         188,052
                                                                       ---------       ---------
          Total liabilities                                              561,007         244,363
                                                                       ---------       ---------

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 20,000,000 shares
     authorized; none issued                                                  --              --
    Common stock, par value $.001 per share; 80,000,000 shares
       authorized; 22,500,000 shares issued and outstanding               22,500          22,500
    Unearned compensation                                                (65,557)
    Additional paid-in capital                                           973,950         887,250
    Notes receivable - stockholder                                      (797,000)       (610,000)
    Deposit on future inventory purchases - related party               (388,000)       (388,000)
    Deficit accumulated during the development stage                    (306,900)       (147,380)
                                                                       ---------       ---------
          Total stockholders' deficiency                                (561,007)       (235,630)
                                                                       ---------       ---------

          Totals                                                       $      --       $   8,733
                                                                       =========       =========





See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD
             FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
                                   (Unaudited)


                                           Three            Six             Three             Six
                                          Months           Months           Months           Months
                                        Ended June       Ended June       Ended June       Ended June
                                         30, 2002         30, 2002         30, 2001         30, 2001        Cumulative
                                       ------------     ------------     ------------     ------------     ------------
General and administrative expenses    $     45,186     $    130,193     $     65,038     $     73,089     $    310,195

Research and development expenses            41,400           41,400                                             47,400
                                       ------------     ------------     ------------     ------------     ------------

Operating loss                              (86,586)        (171,593)         (65,038)         (73,089)        (357,595)
                                       ------------     ------------     ------------     ------------     ------------
Other:
   Interest expense                          (3,300)          (6,700)                                           (13,450)
   Interest income                            9,438           18,773           11,842           23,554           64,145
                                       ------------     ------------     ------------     ------------     ------------
      Totals                                  6,138           12,073           11,842           23,554           50,695
                                       ------------     ------------     ------------     ------------     ------------

Net loss                               $    (80,448)    $   (159,520)    $    (53,196)    $    (49,535)    $   (306,900)
                                       ============     ============     ============     ============     ============

Basic net loss per share                       $(-)            $(.01)            $(-)             $(-)
                                               ====            =====             ====             ====
Basic weighted average number of
   common shares outstanding             22,500,000       22,500,000       21,788,888       20,144,444
                                       ============     ============     ============     ============








See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
         PERIOD FROM APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                                                                                Note
                                           Preferred Stock      Common Stock                    Additional    Receivable
                                           ---------------  -------------------     Unearned      Paid-in       from
                                           Shares   Amount    Shares     Amount   Compensation    Capital    Stockholder
                                           ------   ------  ----------  --------  ------------  ----------   -----------
Proceeds from the issuance of shares
  to founders                                --     $  --    3,000,000   $ 3,000
Effects of reverse acquisition                               4,000,000     4,000                $ (154,000)
Note receivable from stockholder                                                                               $(500,000)
Issuance of shares to founders
  for patent rights                                          9,250,000     9,250                    (9,250)
Shares sold through private placement                        6,250,000     6,250                 1,043,750
Net loss
                                           ------   -----   ----------  --------                ----------     ----------
Balance, December 31, 2000                   --             22,500,000    22,500                   880,500      (500,000)
Note receivable from stockholder                                                                                (110,000)
Deposit on future inventory purchases -
  related party
Interest to stockholders                                                                             6,750
Net loss
                                           ------   -----   ----------  --------                ----------     ----------
Balance, December 31, 2001                   --             22,500,000    22,500                   887,250      (610,000)
Note receivable from stockholder                                                                                (187,000)
Interest to stockholders                                                                             6,700
Stock options issued for unearned
  consulting services                                                               $(80,000)       80,000
Amortization of unearned consulting
  services                                                                            14,443
Net loss
                                           ------   -----   ----------  --------    --------   -----------    ----------
Balance, June 30, 2002                       --     $  --   22,500,000   $22,500    $(65,557)   $  973,950    $ (797,000)
                                           ======   =====   ==========  ========    ========   ===========    ==========


                                             Deposit      Deficit
                                            on Future   Accumulated
                                            Inventory    During the
                                          Purchases -   Development
                                         Related Party     Stage        Total
                                         -------------  -----------   ---------
Proceeds from the issuance of shares
  to founders                                                         $   3,000
Effects of reverse acquisition                                         (150,000)
Note receivable from stockholder                                       (500,000)
Issuance of shares to founders
  for patent rights
Shares sold through private placement                                 1,050,000
Net loss                                                $ (64,439)      (64,439)
                                                        ---------     ---------
Balance, December 31, 2000                                (64,439)      338,561
Note receivable from stockholder                                       (110,000)
Deposit on future inventory purchases -
  related party                            $(388,000)                  (388,000)
Interest to stockholders                                                  6,750
Net loss                                                  (82,941)      (82,941)
                                           ---------    ---------     ---------
Balance, December 31, 2001                  (388,000)    (147,380)     (235,630)
Note receivable from stockholder                                       (187,000)
Interest to stockholders                                                  6,700
Stock options issued for unearned
  consulting services
Amortization of unearned consulting
  services                                                               14,443
Net loss                                                 (159,520)     (159,520)
                                           ---------    ---------     ---------
Balance, June 30, 2002                     $(388,000)   $(306,900)    $(561,007)
                                           =========    =========     =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2002 AND 2001 AND PERIOD FROM
               APRIL 6, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002
                                   (Unaudited)

                                                                  Six            Six
                                                                Months          Months
                                                                 Ended          Ended
                                                                 June            June
                                                               30, 2002        30, 2001       Cumulative
                                                             -----------     -----------     -----------
Operating activities:
     Net loss                                                $  (159,520)    $   (49,535)    $  (306,900)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Amortization of stock options issued
           for services                                           14,443                          14,443
        Interest expense on advances to stock-
           holders                                                 6,700                          13,450
        Changes in operating assets and liabilities:
           Prepaid expenses and other current assets               6,000          50,000
           Deposit with related party                                                           (388,000)
           Accounts payable and accrued expenses                  44,449          16,098         100,760
                                                             -----------     -----------     -----------
               Net cash provided by (used in)
                   operating activities                          (87,928)         16,563        (566,247)
                                                             -----------     -----------     -----------
Investing activities:
     Issuance of notes receivable - stockholder                 (187,000)                       (797,000)
     Repayments from stockholders                                272,195          60,434         460,247
                                                             -----------     -----------     -----------
               Net cash provided by (used in)
                   investing activities                           85,195          60,434        (336,753)
                                                             -----------     -----------     -----------
Financing activities:
     Proceeds from issuance of common stock to
        founders                                                                                   3,000
     Proceeds from issuances of common stock                                                   1,050,000
     Repayment of due related party                                             (160,000)
     Payment in connection with reverse acquisition                                             (150,000)
                                                                             -----------     -----------
               Net cash provided by (used in) financing
                   activities                                                   (160,000)        903,000
                                                                             -----------     -----------

Net decrease in cash                                              (2,733)        (83,003)             --

Cash, beginning of period                                          2,733          84,988              --
                                                             -----------     -----------     -----------
Cash, end of period                                          $        --     $     1,985     $        --
                                                             ===========     ===========     ===========
Supplemental disclosure of noncash investing and
     financing activities:

     Issuance of stock options                               $    80,000                     $    80,000
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

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001, the changes in stockholders' equity (deficiency) for the period from April 6, 2000 (date of inception) to June 30, 2002 and cash flows for the six months ended June 30, 2002 and 2001 and the related cumulative amounts for the period from April 6, 2000 (date of inception) to June 30, 2002. Pursuant to the rules and regulations of the United States Securities and Exchange Commission, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed in or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2001 and for the period April 6, 2000 (date of inception) to December 31, 2001.

               The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

               As of June 30, 2002, the Company's operations were limited to organizational activities. It has not generated any revenue from operations through that date. Accordingly, it is considered a "development stage company" for accounting purposes.

               The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as of June 30, 2002, the Company has not generated any revenue from its operations. Management believes that the Company will not generate any revenue until it obtains the license and U.S. patents for the Property. Management believes that the Company will need total additional financing of $250,000 to continue to operate as planned during the twelve-month period subsequent to June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans to obtain such financing through private offerings of debt and equity securities. However, management cannot assure that the Company will be able to obtain any or all of the additional financing it will need in order to continue to operate through at least June 30, 2003 or that, ultimately, it will be able to generate any profits from the sale of the Property. If the Company is unable to obtain the required financing, it may have to curtail its operations or terminate its operations and liquidate its remaining assets and liabilities.

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

               Earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. The Company did not have any potentially dilutive common shares outstanding during the period from April 6, 2000 (date of inception) to June 30, 2002.

               Inventory:
                  The Company will record its inventory at the lower of cost (first-in, first-out method) or market. Assuming the Company sells its product in the future to third parties, it will reclassify the applicable unit cost for the inventory to cost of sales.


Note 3 - Notes receivable:
               On November 3, 2000, the Company entered into an agreement with Mr. Pandolfo to lend him up to $1,000,000 in the form of two notes. The notes that are due on November 2, 2003 bear interest at the prime rate and are collateralized by the Company's stock. Upon the due date, the Company has the option to convert the outstanding balances into shares of treasury stock at $1 per share. However, if at any time during the term of the notes, the bid price equals or exceeds $4 per share for a period of twenty consecutive trading days, the outstanding balances are automatically converted into treasury stock at $1 per share. The Company earned interest of $9,438, $18,773, $11,842, $23,554 and
               $64,145 on the aforementioned notes for the three and six months ended June 30, 2002 and 2001 and for the period from April 6, 2000 (date of inception) to June 30, 2002, respectively.


Note 4 - Advances from stockholders:
               As of June 30, 2002, the Company had received advances of $460,247 from its stockholders. These advances bear interest at 4.75% at June 30, 2002 and are due on demand. Interest expense was $3,300, $6,700 and $13,450 for the three and six months ended June 30, 2002 and for the period from April 6, 2000 (date of inception) to June 30, 2002, respectively, and was credited to additional paid-in capital.

                     GRAND ENTERPRISES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Advances from stockholders (concluded):
               At June 30, 2002, the Company had a deposit of $388,000 with a related party for the future purchase of 10,000 units of inventory aggregating a total cost of $958,795.

               The founders provided services to the Company for the three and six months ended June 30, 2002 and 2001 and for the period from April 6, 2000 (date of inception) to June 30, 2002 for which they were not compensated.


Note 5 - Consulting agreement:
               On December 31, 2001, the Company entered into a consulting agreement with English Automotive, Ltd. ("English"), a company owned by one of the Company's directors, for consulting services related to testing, marketing and distribution of the Property. The term of the agreement is for three years. In consideration for the services English will provide, the Company will issue options to purchase 200,000 shares of the Company's common stock at an exercise price of $.50, $1.00 and $2.00 per share for an option period of three years from the date of issuance of the option.

               The Company recorded unearned consulting services of $80,000 recognized based on the fair value of the options at the grant date using the Black-Scholes method, as required by Statement of Financial Accounting Standards No. 123. The Company recorded consulting expenses related to the aforementioned agreement of $6,666, $14,443 and $14,443 for the three and six months ended June 30, 2002 and for the period from April 6, 2000 (date of inception) to June 30, 2002, respectively.



                                      * * *